Form 10-Q
period 2014-06-30
RIGHTSIDE GROUP, LTD.
filed 2014-08-27
CIK 1589094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File: Number 001‑36262

Rightside Group, Ltd.

(Exact name of registrant as specified in its charter)

Delaware	32‑0415537
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
5808 Lake Washington Blvd. NE, Suite 300 Kirkland, WA 98033
(Address of principal executive offices)

(425) 298-2500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ◻     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of registrant’s common stock outstanding as of August 21, 2014 was 18,414,101.

RIGHTSIDE GROUP, LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART 1.  FINANCIAL INFORMATION

Item 1.  Condensed Combined Financial Statements (Unaudited)

Rightside Group, Ltd.

Condensed Combined Balance Sheets

(In thousands)

(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$51,916	$66,833
Accounts receivable, net	10,533	9,176
Prepaid expenses and other current assets	4,124	4,395
Deferred registration costs	73,708	66,273
Total current assets	140,281	146,677
Deferred registration costs, less current portion	14,037	12,514
Property and equipment, net	12,788	14,456
Intangible assets, net	22,149	15,268
Goodwill	103,042	103,042
Deferred tax assets	4,777	6,314
gTLD deposits	23,343	21,252
Other assets	1,710	1,998
Total assets	$322,127	$321,521

Liabilities and Equity
Current liabilities
Accounts payable	$6,267	$7,585
Accrued expenses and other current liabilities	20,133	18,787
Deferred tax liabilities	23,828	24,157
Deferred revenue	91,319	80,999
Total current liabilities	141,547	131,528
Deferred revenue, less current portion	18,428	16,544
Other liabilities	1,058	693
Commitments and contingencies (Note 7)
Equity
Accumulated other comprehensive income	-	577
Parent company investment	161,094	172,179
Total equity	161,094	172,756
Total liabilities and equity	$322,127	$321,521

The accompanying notes are an integral part of these condensed combined financial statements.

Rightside Group, Ltd.

Condensed Combined Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$46,689	$48,217	$91,241	$94,114
Service costs (Exclusive of amortization of intangible assets shown separately below)	39,796	35,793	78,062	71,429
Sales and marketing	2,201	2,861	4,971	5,364
Product development	3,041	2,682	6,925	5,245
General and administrative	5,489	6,540	12,179	12,049
Amortization of intangible assets	1,908	2,191	3,599	4,216
Gain on other assets, net	(885)	(1,229)	(5,745)	(1,229)
Other (income) expense, net	35	20	(1,297)	19
Loss before income taxes	(4,896)	(641)	(7,453)	(2,979)
Income tax benefit (expense)	1,406	(40)	42	564
Net loss	$(3,490)	$(681)	$(7,411)	$(2,415)

Basic and diluted earnings per share	$(0.19)	$(0.04)	$(0.40)	$(0.13)

Basic and diluted weighted average shares outstanding	18,413	18,413	18,413	18,413

The accompanying notes are an integral part of these condensed combined financial statements.

Rightside Group, Ltd.

Condensed Combined Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(3,490)	$(681)	$(7,411)	$(2,415)
Other comprehensive loss:
Realized gain on available-for-sale securities, net of tax expense of ($329)	-	-	(577)	-
Comprehensive loss	$(3,490)	$(681)	$(7,988)	$(2,415)

The accompanying notes are an integral part of these condensed combined financial statements.

Rightside Group, Ltd.

Condensed Combined Statement of Equity

(In thousands)

(unaudited)

	Parent company investment	Accumulated other comprehensive income (loss)	Total equity
Balance at December 31, 2013	$172,179	$577	$172,756
Realized gain on available-for-sale securities	-	(577)	(577)
Net decrease in parent company investment	(3,674)	-	(3,674)
Net loss	(7,411)	-	(7,411)
Balance at June 30, 2014	$161,094	$-	$161,094

The accompanying notes are an integral part of these condensed combined financial statements.

Rightside Group, Ltd.

Condensed Combined Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(7,411)	$(2,415)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,940	7,488
Deferred income taxes	1,537	(569)
Stock-based compensation	3,271	4,767
Gain on gTLD application withdrawals, net	(5,745)	(1,229)
Gain on sale of marketable securities	(1,362)	-
Other	(271)	(584)
Change in operating assets and liabilities:
Accounts receivable, net	(885)	1,336
Prepaid expenses and other current assets	(201)	(909)
Deferred registration costs	(8,958)	(6,937)
Deposits with registries	294	(647)
Other long-term assets	(1,024)	(1,319)
Accounts payable	(1,318)	1,370
Accrued expenses and other liabilities	1,812	(1,777)
Deferred revenue	12,204	8,882
Net cash (used in) provided by operating activities	(117)	7,457
Cash flows from investing activities
Purchases of property and equipment	(2,499)	(5,271)
Purchases of intangible assets	(1,023)	(1,657)
Payments for gTLD applications	(11,450)	-
Proceeds from gTLD withdrawals, net	6,105	1,384
Change in restricted cash	(345)	-
Proceeds from sale of marketable securities	1,362	-
Other	270	610
Net cash used in investing activities	(7,580)	(4,934)
Cash flows from financing activities
Principal payments on capital lease obligations	(101)	(107)
Net (decrease) increase in parent company investment	(7,119)	5,190
Net cash (used in) provided by financing activities	(7,220)	5,083
Change in cash and cash equivalents	(14,917)	7,606
Cash and cash equivalents, beginning of period	66,833	40,593
Cash and cash equivalents, end of period	$51,916	$48,199

The accompanying notes are an integral part of these condensed combined financial statements.

Rightside Group, Ltd.

Notes to Condensed Combined Financial Statements (Unaudited)

1.  Company Background and Basis of Presentation

In February 2013, Demand Media, Inc. (“Demand Media”) announced that its board of directors authorized Demand Media to pursue the separation of its business into two distinct publicly traded entities: a new company named Rightside Group, Ltd. (“Rightside,” the “Company,” “our,” “we,” or “us”) focused on domain name services, and Demand Media, a digital media company. On August 1, 2014, Demand Media consummated a tax free distribution of all of the outstanding shares of our common stock on a pro rata basis to Demand Media stockholders (the “separation” or the “spin‑off”) as of the record date. After the spin‑off, we began operating as an independent, publicly traded company.

We were incorporated on July 11, 2013 as a direct, wholly owned subsidiary of Demand Media, a New York Stock Exchange (“NYSE”) listed company that, prior to the spin-off, was a diversified digital media and domain name services company. During the periods presented, Demand Media owned all of the outstanding shares of our capital stock. We have one class of common stock issued and outstanding, and no preferred stock is outstanding. During the periods presented, we did not have any material assets or liabilities, nor did we engage in any business or other activities, other than in connection with the spin‑off. In connection with the spin‑off, Demand Media contributed or transferred certain of the subsidiaries and assets relating to Demand Media’s domain name services business to us, and we or our subsidiaries assumed all of the liabilities relating to Demand Media’s domain name services business.

 We provide domain name registration and related value‑added service subscriptions to third parties through our wholly owned subsidiaries, eNom, Incorporated (“eNom”) and Name.com. We are also a significant participant in the Internet Corporation for Assigned Names and Numbers’ (“ICANN”) substantial expansion of the number of available generic Top Level Domain (“gTLDs”), with the first gTLDs delegated in October 2013 (“New gTLD Program”). As part of the New gTLD Program, our domain name services business entered into its first registry operator agreements with ICANN becoming an accredited registry for new gTLDs, and eNom and Name.com also entered into contracts necessary to participate in the New gTLD Program. We began to provide back‑end domain name registry and related services for gTLDs owned by a third‑party domain name registry and we have operations for our own gTLDs.

Basis of Presentation

These condensed combined financial statements have been prepared on a stand‑alone basis and are derived from the condensed consolidated financial statements and accounting records of Demand Media. The condensed combined financial statements reflect our financial position, results of operations, equity and cash flows as a separate company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We reclassified our Statement of Operations to reflect a single‑step presentation. This reclassification was applied to all periods presented on a consistent basis.

On August 1, 2014, the 1,000 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the separation from Demand Media, Inc. were automatically reclassified as and became 18,412,985 shares of common stock, par value $0.0001 per share. Basic and diluted earnings per share and the weighted average number of shares outstanding were retrospectively restated adjusting for such reclassification.

The accompanying condensed combined financial statements include eNom, Hot Media, Inc. and their respective subsidiaries as well as six international Demand Media subsidiaries. Rightside represented the domestic and international operations associated with Demand Media’s domain name services business.

Our condensed combined financial statements assume the allocation to us of certain Demand Media corporate expenses relating to Rightside (refer to Note 12—Transactions with Related Parties and Parent Company Investment for further information). The accounting for income taxes is computed for our company on a separate tax return basis (refer to Note 8—Income Taxes for further information).

All significant intercompany accounts and transactions, other than those with Demand Media, have been eliminated in preparing the combined financial statements. All transactions between us and Demand Media have been included in these combined financial statements and are deemed to be settled. The total net effect of the settlement of these transactions is reflected in the combined statements of cash flow as a financing activity and in the combined balance sheets as “Parent company investment.” Parent company investment in the condensed combined balance sheets represents Demand Media’s historical investment in our company, the net effect of cost allocations from transactions with Demand Media and our accumulated earnings.

The condensed financial statements include expense allocations for certain:

•

corporate functions historically provided by Demand Media, including, but not limited to, finance, legal, information technology, human resources, communications, compliance, and other shared services;

•	employee benefits and incentives; and
•	stock‑based compensation.

These expenses have been allocated to us on a direct basis when identifiable, with the remainder allocated on a pro rata basis calculated as a percentage of our revenue, headcount or expenses to Demand Media’s consolidated results. We consider the basis on which these expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations do not, however, reflect the expense that we would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if we had been a stand‑alone company would depend on a number of factors, including, but not limited to, the chosen organizational structure, the costs of being a stand‑alone publicly traded company, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our separation from Demand Media, we will perform these functions using our own resources and purchased services. For an interim period, however, some of these functions will continue to be provided by Demand Media under a transition services agreement, which are planned to extend for a period up to 18 months. Costs incurred by Demand Media to complete the spin‑off were not allocated to us.

The condensed combined financial statements include certain assets and liabilities that have historically been held at the Demand Media corporate level but are specifically identifiable or otherwise allocable to us.

The accompanying interim condensed combined balance sheet at June 30, 2014, the condensed combined statements of operations and condensed combined statements of comprehensive income (loss) for the three and six month periods ended June 30, 2014 and 2013, the condensed combined statements of cash flows for the six month periods ended June 30, 2014 and 2013 and the condensed combined statement of stockholders’ equity for the six month period ended June 30, 2014 are unaudited.

In the opinion of management, the unaudited interim condensed combined financial statements have been prepared on the same basis as the audited combined financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position as of June 30, 2014 and our results of operations for the three and six month periods ended June 30, 2014 and 2013 and our cash flows for the six month periods ended June 30, 2014 and 2013. The results for the three and six month period ended June 30, 2014 are not necessarily indicative of the results expected for the full year. The condensed combined balance sheet as of December 31, 2013 has been derived from our audited combined financial statements for the year ended December 31, 2013 included in our Form 10 as filed with the SEC on July 14, 2014.

The interim unaudited condensed combined financial statements have been prepared in accordance with GAAP, for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited combined financial statements and notes thereto included elsewhere in our Form 10 as filed with the SEC on July 14, 2014.

2.  Summary of Significant Accounting Policies

Refer to our audited combined financial statements included in our Form 10 as filed with the SEC on July 14, 2014 for a complete discussion of all significant accounting policies.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-2), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-2 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. ASU 2013-2 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted ASU 2013-2 in the first quarter of fiscal 2014. The adoption of ASU 2013-2 did not have a significant impact on our condensed combined financial statements, but did require additional disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is not permitted. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact that this updated standard will have on our condensed combined financial statements and footnote disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our condensed combined financial statements.

3.  Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Computers and other related equipment	$19,513	$19,180
Purchased and internally developed software	20,985	19,546
Furniture and fixtures	800	775
Leasehold improvements	1,287	1,278
	42,585	40,779
Less accumulated depreciation	(29,797)	(26,323)
Property and equipment, net	$12,788	$14,456

Depreciation and software amortization expense, which includes acceleration of depreciation, as a result of the shortening of the estimated useful lives for certain assets, which was immaterial for the three months ended June 30, 2014 and 2013, and $0.8 million for the six months ended June 30, 2014 and 2013, respectively, and is shown by classification below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Service costs	$1,294	$1,363	$3,199	$2,644
Sales and marketing	17	26	35	53
Product development	43	45	82	92
General and administrative	452	247	1,025	484
Total depreciation and amortization	$1,806	$1,681	$4,341	$3,273

4.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2014
	Gross
	carrying	Accumulated
	amount	amortization	Net
Owned website names	$17,565	$(11,278)	$6,287
Customer relationships	20,976	(17,743)	3,233
Technology	7,990	(7,905)	85
Non-compete agreements	207	(60)	147
Trade names	5,468	(1,992)	3,476
gTLDs	9,144	(223)	8,921
	$61,350	$(39,201)	$22,149

	December 31, 2013
	Gross
	carrying	Accumulated
	amount	amortization	Net
Owned website names	$18,580	$(11,534)	$7,046
Customer relationships	20,976	(17,119)	3,857
Technology	7,990	(7,896)	94
Non-compete agreements	207	(42)	165
Trade names	5,468	(1,743)	3,725
gTLDs	381	-	381
	$53,602	$(38,334)	$15,268

Identifiable finite‑lived intangible assets are amortized on a straight‑line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Amortization expense by classification is shown below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Service costs	$1,379	$1,350	$2,723	$2,618
Sales and marketing	323	768	601	1,456
Product development	4	5	9	9
General and administrative	202	68	266	133
Total amortization	$1,908	$2,191	$3,599	$4,216

5.  Other Assets

Other long‑term assets and gTLD deposits consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Deposits for gTLD applications	$23,343	$21,252
Other	1,710	1,998
Other assets	$25,053	$23,250

We paid $11.5 million during the six months ended June 30, 2014 and $3.9 million during the year ended December 31, 2013 for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. as described in Note 7— Commitments and Contingencies.

The net gain related to the withdrawals of our interest in certain gTLD applications was $0.9 million for the three months ended June 30, 2014, and $5.7 million for the six months ended June 30, 2014. For the three and six month periods ended June 30, 2013, the net gain related to the withdrawals of our interest in certain gTLD applications was $1.2 million. We recorded these gains in gain on other assets, net on the condensed combined statements of operations

Other assets include $1.2 million as of June 30, 2014 and $0.9 million as of December 31, 2013, of restricted cash comprising a collateralized letter of credit connected with our applications under the New gTLD Program. The restrictions require the cash to be maintained in a bank account for a minimum of five years from the delegation of the gTLDs.

6.  Other Balance Sheet Items

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accounts receivable—trade	$6,655	$5,515
Receivables from registries	3,878	3,661
Accounts receivable, net	$10,533	$9,176

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Customer deposits	$7,289	$7,065
Accrued payroll and related items	3,012	3,052
Commissions payable	2,237	2,209
Domain owners’ royalties payable	962	1,193
Other	6,633	5,268
Accrued expenses and other liabilities	$20,133	$18,787

7.  Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations and lease certain equipment under non‑cancelable operating and capital leases. Our leases expire between August 2015 and April 2019. In February 2014, we executed the First Amendment to Lease to obtain additional space for our headquarters in Kirkland, Washington and to extend the lease to April 2019.

Letters of Credit

Demand Media issued letters of credit under its Revolving Loan Facility on our behalf and as of June 30, 2014, the total letters of credit outstanding under this facility for us was $9.8 million.

Credit Facilities

On August 6, 2014, we entered into a $30.0 million term loan credit facility with certain funds managed by Tennenbaum Capital Partners, LLC, which matures in August 2019. The principal amount of the term loans is scheduled to be repaid in quarterly installments of $375,000, beginning March 31, 2015. Once repaid, term loans may not be reborrowed. All amounts outstanding under the facility are due and payable in full on the maturity date in August 2019.

Litigation

From time to time, we are party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in our belief, is likely to have a material adverse effect on our future financial results.

Taxes

From time to time, various federal, state and other jurisdictional tax authorities undertake review of us and our filings. In evaluating the exposure associated with various tax filing positions, we accrue charges for possible exposures. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to our condensed combined financial statements.

Domain Name Agreement

On April 1, 2011, we entered into an agreement with a customer to provide domain name registration services and manage certain domain names owned and operated by the customer (the “Domain Agreement”). In December 2013, we amended the Domain Agreement (as amended, the “Amended Domain Agreement”). The term of the Amended Domain Agreement expires on December 31, 2014, but will automatically renew for an additional one‑year period unless terminated by either party. Pursuant to the Amended Domain Agreement, we are committed to purchase approximately $0.2 million of expired domain names every calendar quarter over the remaining term of the agreement.

Donuts Agreement

As part of our initiative to pursue the acquisition of gTLD operator rights, we have entered into a gTLD acquisition agreement (“gTLD Agreement”) with Donuts Inc. (“Donuts”). The gTLD Agreement provides us with rights to acquire the operating and economic rights to certain gTLDs. These rights are shared equally with Donuts and are associated with specific gTLDs (“Covered gTLDs”) for which Donuts is the applicant under the New gTLD Program. We have the right, but not the obligation, to make further deposits with Donuts in the pursuit of acquisitions of Covered gTLDs, for example as part of the ICANN auction process. The operating and economic rights for each Covered gTLD will be determined through a process whereby we and Donuts each select gTLDs from the pool of Covered gTLDs, with the number of selections available to each party based upon the proportion of the total acquisition price of all Covered gTLDs that they funded. Gains on sale of our interest in Covered gTLDs will be recognized when realized, while losses will be recognized when deemed probable. Separately, we entered into an agreement to provide certain back‑end registry services for gTLD operator rights owned by Donuts for a period of five years commencing from the launch of Donut’s first gTLD. Outside of the collaboration, we are not an investor in Donuts nor involved in any joint venture with Donuts or its affiliates.

Indemnifications

In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware and indemnifications related to our lease agreements. In addition, our advertiser and distribution partner agreements contain certain indemnification provisions, which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed combined balance sheets.

8.  Income Taxes

Our effective tax rate differs from the statutory rate primarily as a result of state taxes and nondeductible stock option expenses. The effective tax rate was 28.7% for the three months ended June 30, 2014 and (0.6)% for the six months ended June 30, 2014, compared to 6.2% for the three months ended June 30, 2013 and 18.9% for the six months ended June 30, 2013.

During the three months ended June 30, 2014, we recorded an income tax benefit of $1.4 million and the income tax expense was immaterial during the same period in 2013, representing an increase of $1.4 million. The increase was primarily due to increased book losses during the period. During the six months ended June 30, 2014, we recorded an immaterial income tax benefit compared to an income tax benefit of $0.6 million during the same period in 2013, representing a decreased benefit of $0.6 million. The decreased benefit was primarily due to the reversal of deferred tax assets as a result of cancelled stock options in the 2014 periods as compared to the 2013 periods.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the three or six months ended June 30, 2014 or 2013, and we do not expect our uncertain tax position to change materially during the next 12 months. We file a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the Internal Revenue Service and various state authorities.

9.  Employee Benefit Plan

Demand Media has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all our full‑time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre‑tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Effective January 1, 2013, we began matching a portion of the employee contributions under the 401(k) Plan up to a defined maximum. During the six months ended June 30, 2014 and 2013, our contributions to our employees under the Demand Media 401(k) Plan were $0.4 million, and $0.3 million, respectively.

10.  Stock‑based Compensation Expense

The following table summarizes the stock‑based compensation expense related to all employee and non‑employee stock‑based awards that has been included in the following line items within the condensed combined statements of operations for each of the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Service costs	$91	$118	$183	$224
Sales and marketing	173	476	843	832
Product development	314	245	579	480
General and administrative	709	1,598	1,666	3,231
Total stock-based compensation expense	$1,287	$2,437	$3,271	$4,767

On August 1, 2014, as part of the spin and the resulting conversion of equity awards, 1.2 million restricted stock units and options were outstanding. In addition in August 2014, we granted 0.4 million restricted stock units related to new employee, executive and board of director grants.

11.  Business Segments

We operate in one operating segment. Our chief operating decision maker (“CODM”) manages our operations on a combined basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for our domain name services and aftermarket services. All other financial information is reviewed by the CODM on a combined basis. Our operations are located in the United States, Ireland, Canada, Australia and Cayman Islands. Revenue generated outside of the United States is not material for any of the periods presented.

Revenue derived from our Domain name services and Aftermarket and other service offering is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Domain name services	$39,566	$34,862	$77,100	$68,332
Aftermarket and other	7,123	13,355	14,141	25,782
Total revenue	$46,689	$48,217	$91,241	$94,114

12.  Transactions with Related Parties and Parent Company Investment

The condensed combined financial statements include direct costs of Rightside incurred by Demand Media on our behalf and an allocation of certain general corporate costs incurred by Demand Media. Direct costs include finance, legal, human resources, technology development, and other services and have been determined based on a direct basis when identifiable, with the remainder allocated on a pro rata basis calculated as a percentage of our revenue, headcount or expenses to Demand Media’s consolidated results. General corporate costs include, but are not limited to, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of general corporate costs are based primarily on estimated time incurred and/or activities associated with us. Management believes the allocations of corporate costs from Demand Media are reasonable. Costs incurred by Demand Media to complete the spin‑off have not been allocated to us. However, the condensed combined financial statements may not include all of the costs that would have been incurred had we been a stand‑alone company during the periods presented and may not reflect our financial position, results of operations and cash flows had we been a stand‑alone company during the periods presented. Costs incurred and allocated by Demand Media were included in the condensed combined statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Service costs	$2,729	$2,675	$5,332	$5,305
Sales and marketing	506	595	1,419	1,127
Product development	1,008	346	2,100	716
General and administration	4,414	4,978	9,742	9,794
Total allocated expenses	$8,657	$8,594	$18,593	$16,942

The table above includes allocated stock‑based compensation of $0.2 million and $1.5 million for the three months ended June 30, 2014 and 2013 and $0.7 million, respectively, and $3.0 million for the six months ended June 30, 2014 and 2013, respectively, for the employees of Demand Media whose cost of services was partially allocated to us.

13.  Fair Value of Financial Instruments

Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure our financial assets and liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

•

Level 1—valuations for assets and liabilities traded in active exchange markets, or interest in open‑end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

•

Level 2—valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third‑party pricing services for identical or comparable assets or liabilities.

•

Level 3—valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value.

We chose not to elect the fair value option for our financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as trade accounts receivable and payables, are reported at their carrying values.

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, restricted cash, accounts payable, term loan, revolving credit facility, accrued liabilities and customer deposits approximate fair value because of their short maturities. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review.

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income or expense. For the year ended December 31, 2013, unrealized gain on marketable securities was $0.9 million. During the first quarter 2013, we sold all of our marketable securities, resulting in a reclassification of $0.9 million of unrealized gain on marketable securities from accumulated other comprehensive income to other income (expense), net. The sale of our marketable securities resulted in total realized gains of $1.4 million, which are included in other income (expense), net.

14. Earnings per share

 Basic and diluted earnings per share were calculated using the following (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(3,490)	$(681)	$(7,411)	$(2,415)
Basic and diluted earnings per share	$(0.19)	$(0.04)	$(0.40)	$(0.13)
Basic and diluted weighted average shares outstanding	18,413	18,413	18,413	18,413

15. Subsequent Events

Separation from Demand Media

Immediately prior to the separation, the authorized shares of Rightside capital stock were increased from 1,000 shares to 120,000,000 shares, divided into the following classes: 100,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. The 1,000 shares of Rightside common stock, par value $0.0001 per share, that were previously issued and outstanding were automatically reclassified as and became 18,412,985 shares of common stock, par value $0.0001 per share. The separation was effected by Demand Media through a tax-free dividend involving the distribution of all Rightside Group, Ltd. common stock held by Demand Media to Demand Media’s stockholders on August 1, 2014. Upon effectiveness of the separation, holders of Demand Media common stock received one share of Rightside common stock for every five shares of Demand Media common stock they held on the record date. Following completion of the separation, Rightside Group, Ltd. became an independent, publicly traded company on the NASDAQ Global Select Market using the symbol: “NAME.”

As part of the separation, we entered into various agreements with Demand Media which provide for the allocation between Rightside and Demand Media of certain assets, liabilities, and obligations, and govern the relationship between Rightside and Demand Media after the separation. The agreements became effective as of August 1, 2014 and include the following: Separation and Distribution Agreement, Transition Services Agreement, Employee Matters Agreement and Tax Matters Agreement.

As of June 30, 2014 our principal sources of liquidity were our cash and cash equivalents in the amount of $51.9 million. As part of our separation from Demand Media, cash and cash equivalents were allocated between the two companies, resulting in Rightside having cash of $26.1 million as of August 1, 2014 and Demand Media assuming all of the outstanding debt.

Credit Facilities

On August 1, 2014, we entered into a $30.0 million senior secured revolving credit facility with Silicon Valley Bank, including a subfacility of $15.0 million available for the issuance of letters of credit, which was amended on August 12, 2014 and which matures in August 2017.

On August 6, 2014, we entered into a $30.0 million term loan credit facility with certain funds managed by Tennenbaum Capital Partners, LLC, which matures in August 2019. In connection with this agreement, we also issued 997,710 common stock warrants which will be recorded as debt discount and amortized to interest expense over the term of the agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “Rightside,” the “Company,” “our,” “we,” or “us” and similar terms include Rightside Group, Ltd. and its subsidiaries, unless the context indicates otherwise. “Rightside” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

We were incorporated as a Delaware corporation on July 11, 2013. Prior to our spin off from Demand Media, Inc. on August 1, 2014 we did not have any material assets or liabilities, nor did we engage in any business or other activities. Our domestic operations have historically been conducted primarily through eNom, Incorporated and its subsidiaries. The following discussion describes our financial condition and results of operations as though we were a separate company as of the dates and for the periods presented, and includes the businesses, assets, and liabilities that comprise Rightside following the spin‑off. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed combined financial statements and related notes included elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, in particular with regard to gTLDs, our objectives for future operations, the effect of the spin-off, and competition and changes to the governing rules in the domain name services industry are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “plan” and similar expressions are intended to identify forward-looking statements. You should not rely upon forward-looking statements as guarantees of future performance. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in Part II. Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

Separation from Demand Media

Prior to August 1, 2014, Rightside was a wholly owned subsidiary of Demand Media. In February 2013, Demand Media announced that its board of directors authorized Demand Media to pursue the separation of its business into two distinct publicly traded companies: Rightside Group, Ltd., focused on domain name services, and Demand Media, Inc., a digital media company. In January 2014, we received a private letter ruling from the Internal Revenue Service (“IRS”) confirming that the separation and the distribution of shares of Rightside Group, Ltd. common stock qualifies as a transaction that is tax-free for U.S. federal income tax purposes. On July 15, 2014, Demand Media announced that the SEC had declared the Rightside Group, Ltd. Registration Statement on Form 10 effective and that the board of directors of Demand Media had approved the separation of Rightside from Demand Media in the form of a tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock on August 1, 2014. Immediately prior to the separation, the authorized shares of Rightside capital stock were increased from 1,000 shares to 120,000,000 shares, divided into the following classes: 100,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. The 1,000 shares of Rightside common stock, par value $0.0001 per share, that were previously issued and outstanding were automatically reclassified as and became 18,412,985 shares of common stock, par value $0.0001 per share. Upon the separation, holders of Demand Media common stock received one share of Rightside common stock for every five shares of Demand Media common stock held on the record date. Following completion of the separation, Rightside Group, Ltd. became an independent, publicly traded company on the NASDAQ Global Select Market using the symbol: “NAME.”

In connection with the separation and effective as of July 31, 2014, the following individuals were appointed as officers of Rightside: Taryn J. Naidu as Chief Executive Officer; Tracy Knox as Chief Financial Officer; Wayne M. MacLaurin as Chief Technology Officer; and Rick Danis as General Counsel. Effective on August 1, 2014, David E. Panos, Richard C. Spalding and Robert J. Majteles joined Taryn J. Naidu and James R. Quandt on our board of directors.  Effective on August 25, 2014, Shawn J. Colo and Diane M. Irvine were appointed to our board of directors.

Credit Facilities

On August 1, 2014, we entered into a $30.0 million senior secured revolving credit facility with Silicon Valley Bank, including a subfacility of $15.0 million available for the issuance of letters of credit, which was amended on August 12, 2014 and which matures in August 2017 (see “Liquidity and Capital Resources – Credit Facilities” for further discussion).

On August 6, 2014, we entered into a $30.0 million term loan credit facility with certain funds managed by Tennenbaum Capital Partners LLC, which matures in August 2019 (see “Liquidity and Capital Resources – Credit Facilities” for further discussion).

Overview

We are a leading provider of domain name services that enable businesses and consumers to find, establish, and maintain their digital address—the starting point for connecting with their online audience. Millions of digital destinations and thousands of resellers rely upon our comprehensive platform for the discovery, registration, usage, development, and monetization of domain names. As a result, we are a leader in the multi‑billion dollar domain name services industry, with a complete suite of services that our customers use as the foundation to build their entire online presence.

We are the world’s largest wholesale Internet domain name registrar, and the second largest registrar overall, offering domain name registration and other related services to resellers and directly to domain name registrants. Through our eNom brand, we provide infrastructure services that enable a network of more than 20,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands, including Name.com, we directly offer domain name registration services to more than 250,000 customers. As of June 30, 2014, we had more than 16 million domain names under management. In addition to domain name registration and related services, we have developed proprietary tools and services that identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of names as well as for our customers.

We are also positioned to become a leading domain name registry through our participation in the New gTLD Program. To capitalize on this opportunity, we have made significant organizational and technical investments required to operate a domain name registry. To date, we have launched into the marketplace our first 23 gTLDs, including,  .Rocks, .Immobilien, .Attorney and .Ninja. In total, we have secured an interest in active applications or registry operator agreements for approximately 100 new gTLDs. The combination of our existing registrar business and our new registry business will make us one of the largest providers of end‑to‑end domain name services in the world and uniquely positions us to capitalize on the New gTLD Program.

We are a Delaware corporation headquartered in Kirkland, Washington. We generate the substantial majority of our revenue through domain name registration subscriptions and related value‑added services. We also generate revenue from advertising on, and from the sale of domain names that are registered to our customers or ourselves.

For the six months ended June 30, 2014 and 2013, we reported revenue of $91.2 million and $94.1 million, respectively.

Key Business Metrics

We review a number of business metrics, including the following key metrics, to evaluate our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. We believe the following measures are the primary indicators of our performance:

Domain Name Services

•

domain: We define a domain as an individual domain name paid for by a third-party customer where the domain name is managed through our registrar service offering and for which we have recognized revenue.

•

average revenue per domain: We calculate average revenue per domain by dividing domain name services revenue for a period by the average number of domain names registered in that period. The average number of domain names is the simple average of the number of domain names at the beginning and end of the period. The average revenue per domain name for partial year periods is annualized.

•	renewal rate: We define the renewal rate as the percentage of our domain names that are renewed after expiration of the initial term.

The following table sets forth performance highlights of key business metrics for the periods presented:

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Domain Name Services
End of period domains (in millions)	15.5	14.0	11%	15.5	14.0	11%
Average revenue per domain	$10.30	$9.99	3%	$10.17	$9.91	3%
Renewal rate	71.1%	67.4%		73.1%	69.0%

Opportunities, Challenges and Risks

Substantially all of our revenue is derived from domain name registrations and related value‑added service subscriptions from our wholesale and retail customers to our registrar platform. Growth in our revenue is dependent upon our ability to attract wholesale and retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value‑added service renewal rates and to grow those relationships through competitive pricing on domain name registrations, differentiated value‑added service and customer service offerings, and best‑in‑class reseller integration tools. Over the past few years our revenue growth has been driven by the addition of reseller customers with large volumes of domain names as well as the acquisition of Name.com, a leading retail registrar. Certain of these large customers account for a significant portion of our revenue, and from time to time, we enter into multi‑year agreements with those customers. For example, our top three customers account for 25% of our combined revenue for the six months ended June 30, 2014. We also generate advertising revenue through our monetization platform for websites or domain names that we or our customers own. The revenue associated with these websites has recently experienced flat to declining trends due to lower traffic and advertising yields in the marketplace, which we expect to continue.

Going forward, we are diversifying our service offerings and expect to be a leading platform for offering new gTLDs, which we believe will help us attract new wholesale and retail customers as well as grow domain name registration volumes with existing customers.

ICANN has approved a framework for the significant expansion of the number of gTLDs, which ICANN began delegating in the fourth quarter of 2013. We believe that such expansion could result in an increase in the number of domain names registered on our platform. In addition to wholesale and retail customer growth opportunities in our existing registrar business, the New gTLD Program provides us with new revenue opportunities, such as the opportunity to provide the technical infrastructure for new gTLD registries operated by third parties. We also began generating revenue as the exclusive registry operator for our portfolio of new gTLDs in the first quarter of 2014.

We incurred approximately $8.4 million and $4.5 million of expenses related to the New gTLD Program for the year ended December 31, 2013 and for the six months ended June 30, 2014, respectively. We paid $3.9 million during the year ended December 31, 2013 and $18.2 million during the year ended December 31, 2012, for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN and third parties in the pursuit of certain exclusive gTLD operator rights. We capitalized payments made for gTLD applications that are determined to embody a probable economic benefit, and such capitalized payments are included in other long‑term assets and intangible assets. As part of the New gTLD Program, we have received partial cash refunds for certain gTLD applications and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, we will continue to incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs are recognized when realized, while losses are recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which commenced in December 2013, gTLD application fees are reclassified as finite‑lived intangible assets and amortized on a straight‑line basis over their estimated useful life. We expense as incurred other costs incurred as part of this gTLD initiative and not directly attributable to the acquisition of gTLD operator rights.

Our service costs, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue. As a result of our recent growth having largely been driven by reseller customers with large volumes of domain names but from which we realize lower margins, service costs as a percentage of revenue increased in 2014 compared to 2013.

Historically, our marketing expense has reflected our wholesale registrar’s ability to leverage the existing marketing and customer relationships of its reseller base. We expect marketing investments to grow as we promote our Name.com retail registrar and New gTLD Program. Marketing activity will primarily flow through our sales and marketing expense line item, although to the extent that our registry offers performance incentive rebates or other business incentives to our partners, those incentives will be recognized as a reduction to revenue.

We believe that these factors, together with costs associated with our preparation for new gTLDs, which became available for registration in the fourth quarter of 2013, will compress our operating margin in the short term as we increase our investment in new business initiatives to support future growth. However, over the long term, we expect our overall operating margins to increase as the registry business becomes a larger contributor to our overall revenue mix, as registry‑related revenue streams are expected to have higher margins over the long term than our existing registrar business.

Basis of Presentation

The businesses included within Rightside have historically operated as part of Demand Media and not as a separate stand‑alone entity. Our condensed combined financial statements have been prepared on a “carve‑out” basis from the condensed consolidated financial statements of Demand Media to represent our financial position and operating results as if we had existed on a stand‑alone basis during the periods presented. Our condensed combined financial statements have been derived from the condensed consolidated financial statements and accounting records of Demand Media using the historical results of operations and historical basis of attributed assets and liabilities of Rightside’s business. These historical condensed combined financial statements reflect our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). Our financial statements include certain assets, liabilities, revenue and expenses of Demand Media, which were allocated for certain functions, including general corporate expenses related to finance, legal, information technology, human resources, shared services, insurance, employee benefits and incentives, and stock‑based compensation. These attributed assets, liabilities, revenue and expenses have been allocated to us on the basis of direct usage when identifiable, and for resources indirectly used by us, allocations were based on relative headcount, revenue, or other methodology, to reflect estimated usage by the Rightside business. Management considers the allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual results that we would have incurred as an independent public company or of the results expected to occur in the future. As such, the condensed combined financial statements included herein may not necessarily reflect our results of operations, financial position or cash flows in the future or what its results of operations, financial position or cash flows would have been had we been an independent company during the periods presented.

Revenue

Our revenue is principally comprised of registration fees charged to businesses and consumers in connection with new, renewed and transferred domain name registrations. In addition, our registrar also generates revenue from the sale of other value‑added services that are designed to help our customers easily build, enhance and protect their domain names, including security services, email accounts and web hosting, and the performance of services for registries. Finally, we generate advertising and domain name sales revenue as part of our aftermarket service offering. We generate this aftermarket revenue on domain names that we own, as well as by providing these services to third parties. Our revenue varies based upon the number of domain names registered or utilizing our aftermarket service offerings, the rates we charge our customers, our ability to sell value‑added services, our ability to sell domain names from our portfolio, and the monetization we are able to achieve through our aftermarket service offerings. Performance incentive rebates and certain other business incentives are recognized as a reduction in revenue. We primarily market our wholesale registration services under our eNom brand, and our retail registration services under our Name.com brand.

We began recognizing insignificant revenue from our gTLD Initiative in the fourth quarter of 2013 and began generating revenue from the portfolio of new gTLDs we exclusively operate in the first quarter of 2014. The amount as well as the timing of revenue is uncertain and is dependent upon the timing and number of our back‑end registry customers’ launches of gTLDs, the outcome of our negotiations or auctions to acquire the operating rights for gTLD applications contested with other participants, the demand and level of user adoption of new gTLDs and the continued progress of the overall ICANN New gTLD Program. To the extent that our registry will offer performance incentive rebates or certain other business incentives to our partners, those incentives will be recognized as a reduction to revenue.

Costs and Expenses

Costs and expenses consist of service costs, sales and marketing, product development, general and administrative, amortization of intangible assets, gain on other assets, net and other income. Included in our costs and expenses are stock‑based compensation and depreciation expenses associated with our capital expenditures.

Service Costs

Service costs primarily consist of fees paid to registries and ICANN associated with domain name registrations, revenue‑sharing expenses, Internet connection and co‑location charges and other platform expenses including depreciation of the systems and hardware used to build and operate our services, and personnel costs related to customer service and information technology. Our service costs are dependent on a number of factors, including the volume of domain name registrations, value‑added services supported by our registrar service and the revenue share agreements we have with our domain name customers utilizing our monetization platform. In the near term, we expect higher overall registration costs as a percentage of revenue due to the recent growth in higher‑volume, lower‑margin customers as well as a mix shift of revenue toward lower‑margin domain name services revenue relative to aftermarket service revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, advertising, marketing and general promotional expenditures. We currently anticipate that our sales and marketing expenses will continue to increase in the near term as a percent of revenue as we continue to support our sales efforts and invest in the growth of our business including our gTLD Initiative.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering and product development and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to develop our future service offerings. We currently anticipate that our product development expenses will increase, but remain relatively flat as a percentage of revenue as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, including our gTLD Initiative.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities‑related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. In the near term, we expect our general and administrative expenses to remain relatively flat as a percentage of revenue as we start generating revenue from our registry operations.

Amortization of Intangibles

We capitalize certain costs allocated to the purchase price of certain identifiable intangible assets acquired in connection with business combinations and to acquire domain names, including initial registration costs. We amortize these costs on a straight‑line basis over the related expected useful lives of these assets, which have a useful life of 3‑20 years on a combined basis as of June 30, 2013. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We capitalize gTLD assets once they become available for their intended use and amortize them on a straight‑line basis over the remaining contractual period of the registry operator agreement, which is approximately 10 years. We expect intangible amortization expense to increase in the near term as we recognize expenses related to the gTLDs as they are launched into the market.

Stock‑based Compensation

Included in our costs and expenses are expenses associated with stock‑based compensation, which are allocated and included in service costs, sales and marketing, product development and general and administrative expenses. Stock‑based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees, restricted stock issued to employees and expenses relating to Demand Media’s Employee Stock

Purchase Plan. We record the fair value of these equity‑based awards and expense their cost ratably over related vesting periods.

Gain on Other Assets, Net

Gain on other assets, net represents the gains on withdrawals of our interest in certain gTLD applications.

Other Income (Expense), Net

Other income (expense), net, consists primarily of realized gains related to the sale of marketable securities, transaction gains and losses on foreign currency‑denominated assets and liabilities and interest income and expense.

We expect our gains and losses will vary depending upon potential gains or losses resulting from our gTLD applications as well as movements in underlying currency exchange rates, which could become more significant as we continue to expand internationally.

Provision for Income Taxes

We are subject to income taxes principally in the United States, and certain other countries where we have a legal presence, including Ireland, Canada, Cayman Islands and Australia. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates, and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We recognize the effect on deferred taxes of a change in tax rates on income in the period that includes the enactment date.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands). The period‑to‑period comparison of financial results is not necessarily indicative of future results.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$46,689	$48,217	$91,241	$94,114
Service costs (exclusive of amortization of intangible assets shown separately below)	39,796	35,793	78,062	71,429
Sales and marketing	2,201	2,861	4,971	5,364
Product development	3,041	2,682	6,925	5,245
General and administrative	5,489	6,540	12,179	12,049
Amortization of intangible assets	1,908	2,191	3,599	4,216
Gain on other assets, net	(885)	(1,229)	(5,745)	(1,229)
Other (income) expense, net	35	20	(1,297)	19
Loss before income taxes	(4,896)	(641)	(7,453)	(2,979)
Income tax benefit (expense)	1,406	(40)	42	564
Net loss	$(3,490)	$(681)	$(7,411)	$(2,415)

Depreciation expense included in the above line items:

Service costs	$1,294	$1,363	$3,199	$2,644
Sales and marketing	17	26	35	53
Product development	43	45	82	92
General and administrative	452	247	1,025	484
Total depreciation and amortization	$1,806	$1,681	$4,341	$3,273

Stock‑based compensation expense included in the above line items:

Service costs	$91	$117	$183	$223
Sales and marketing	173	477	843	833
Product development	314	245	579	480
General and administrative	709	1,598	1,666	3,231
Total stock-based compensation expense	$1,287	$2,437	$3,271	$4,767

As a percentage of revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Service costs (Exclusive of amortization of intangible assets shown separately below)	85	74	86	76
Sales and marketing	5	6	5	6
Product development	7	6	8	6
General and administrative	11	13	12	13
Amortization of intangible assets	4	5	4	4
Gain on other assets, net	(2)	(3)	(6)	(1)
Other (Income) expense, net	-	-	(1)	-
Loss before income taxes	(10)	(1)	(8)	(4)
Income tax benefit (expense)	3	-	-	1
Net loss	(7)%	(1)%	(8)%	(3)%

Revenue

Revenue by service line was as follows (in thousands):

	Three months ended			Six months ended
	June 30,		Change	June 30,		Change
	2014	2013	%	2014	2013	%
Domain name services	$39,566	$34,862	13%	$77,100	$68,332	13%
Aftermarket and other	7,123	13,355	(47)%	14,141	25,782	(45)%
Total revenue	$46,689	$48,217	(3)%	$91,241	$94,114	(3)%

Domain Name Services

Domain name services revenue for the three months ended June 30, 2014 increased by $4.7 million, or 13%, to $39.6 million compared to $34.9 million for the same period in 2013. Excluding the acquisition-related benefit associated with Name.com, organic revenue growth was 7%. This growth was primarily due to an increase in domain name registrations associated with the continued onboarding of eNom wholesale partners.

Domain name services revenue for the six months ended June 30, 2014 increased by $8.8 million, or 13%, to $77.1 million compared to $68.3 million for the same period in 2013. Excluding the acquisition-related benefit associated with Name.com, organic revenue growth was 7%. This growth was primarily due to an increase in domain name registrations associated with the continued onboarding of eNom wholesale partners.

Aftermarket and Other

Aftermarket and other revenue for the three months ended June 30, 2014 decreased by $6.3 million, or 47%, to $7.1 million compared to $13.4 million for the same period in 2013. The decrease was primarily due to a $4.5 million decline in domain sales, which decreased from $6.6 million to $2.1 million, primarily from lower sales of domain names in our portfolio. Additionally, our decision to eliminate low quality advertising traffic drove a $1.6 million decrease in advertising revenue.

Aftermarket and other revenue for the six months ended June 30, 2014 decreased by $11.7 million, or 45%, to $14.1 million compared to $25.8 million for the same period in 2013. The decrease was primarily due to a $4.8 million decline in domain sales, which decreased from $9.4 million to $4.6 million, primarily from lower sales of domain names in our portfolio. Additionally, our decision to eliminate low quality advertising traffic drove a $3.5 million decrease in advertising revenue while lower advertising yields, as experienced across the industry resulted in a $3.4 million decrease in advertising revenue. Advertising yields have dropped across the industry primarily due to third party advertising providers’ reduction in partner revenue shares and their lowered cost per click rates for domain parking ads.

Cost and Expenses

Costs and expenses were as follows (in thousands):

	Three months ended			Six months ended
	June 30,		Change	June 30,		Change
	2014	2013	%	2014	2013	%
Service costs (exclusive of amortization of intangible assets shown separately below)	$39,796	$35,793	11%	$78,062	$71,429	9%
Sales and marketing	2,201	2,861	(23)%	4,971	5,364	(7)%
Product development	3,041	2,682	13%	6,925	5,245	32%
General and administrative	5,489	6,540	(16)%	12,179	12,049	1%
Amortization of intangible assets	1,908	2,191	(13)%	3,599	4,216	(15)%
Gain on other assets, net	(885)	(1,229)	(28)%	(5,745)	(1,229)	367%
Other income, net	35	20	75%	(1,297)	19	(6,926)%

Service Costs

Service costs for the three months ended June 30, 2014 increased by approximately $4.0 million, or 11%, to $39.8 million compared to $35.8 million in the same period in 2013. The increase was primarily due to a $4.4 million increase in domain name registration costs associated with our growth in registered domain names and related revenue over the same period. Additionally, there was a $0.3 million increase in network infrastructure support costs incurred to operate the new registry platform. These increases were partially offset by a $0.8 million decrease in revenue sharing costs paid to our domain name monetization customers.

Service costs for the six months ended June 30, 2014 increased by approximately $6.7 million, or 9%, to $78.1 million compared to $71.4 million in the same period in 2013.The increase was primarily due to a $8.3 million increase in domain name registration costs associated with our growth in registered domain names and related revenue over the same period. Additionally, there was a $0.6 million increase in depreciation expense related to network infrastructure assets, a $0.8 million increase in network infrastructure support costs incurred to operate the new registry platform and a $0.2 million increase in personnel costs. These increases were partially offset by a $3.3 million decrease in revenue sharing costs paid to our domain name monetization customers.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2014 decreased by approximately $0.7 million, or 23%, to $2.2 million compared to $2.9 million in the same period in 2013. The decrease was primarily due to lower stock compensation expense of $0.3 million due to a reduced allocation from Demand Media, lower commissions of $0.2 million as a result of reduced domain name sales, and lower consulting and payroll expenses of $0.4 million, partially offset by incremental expense of $0.4 million for new marketing campaigns.

Sales and marketing expenses for the six months ended June 30, 2014 decreased by approximately $0.4 million, or 7%, to $5.0 million compared to $5.4 million in the same period in 2013. The decrease was primarily due to lower commissions of $0.3 million as a result of reduced domain name sales, and lower consulting and payroll expenses of $0.6 million, partially offset by incremental expense of $0.5 million for new marketing campaigns.

Product Development

Product development expense for the three months ended June 30, 2014 increased by approximately $0.3 million, or 13%, to $3.0 million compared to $2.7 million in the same period in 2013. Product development expense for the six months ended June 30, 2014 increased by approximately $1.7 million, or 32%, to $6.9 million compared to $5.2 million in the same period in 2013. The increase for the three and six months ended June 30, 2014 compared to the prior year periods was primarily due to an increase in personnel costs to support and develop our domain name services and registry platforms.

General and Administrative

General and administrative expenses for the three months ended June 30, 2014 decreased by approximately $1.1 million, or 16%, to $5.5 million compared to $6.5 million in the same period in 2013. The decrease was primarily due to a $0.9 million decrease in stock compensation expense due to a reduced allocation from Demand Media.

General and administrative expenses for the six months ended June 30, 2014 increased by approximately $0.2 million, or 1%, to $12.2 million compared to $12.0 million in the same period in 2013. The increase was primarily due to a $1.1 million increase in payroll and related expenses related to an increase in corporate headcount associated with becoming a separate public entity, a $0.2 million increase in professional services and consulting fees and a $0.5 million increase in depreciation expense, mostly offset by lower stock compensation expense of $1.5 million and a decrease in facility costs of $0.2 million due to a decrease in allocations from Demand Media.

Amortization of Intangibles

Amortization expense for the three months ended June 30, 2014 decreased by approximately $0.3 million, or 13%, to $1.9 million compared to $2.2 million in the same period in 2013. The decrease was primarily due to a $0.4 million reduction resulting from intangible assets acquired in business acquisitions in prior years being fully amortized partially offset by a $0.2 million increase due to amortization of gTLDs as compared to the same period in 2013.

Amortization expense for the six months ended June 30, 2014 decreased by approximately $0.6 million, or 15%, to $3.6 million compared to $4.2 million in the same period in 2013. The decrease was primarily due to a $1.0 million reduction resulting from intangible assets acquired in business acquisitions in prior years being fully amortized partially offset by a $0.5 million increase due to amortization of gTLDs as compared to the same period in 2013.

Gain on Other Assets, Net

Gain on other assets, net was $0.9 million for the three months ended June 30, 2014 and $5.7 million for the six months ended June 30, 2014 due to payments received in exchange for the withdrawals of our interest in certain gTLD applications. Gain on other assets, net was $1.2 million for the three and six months ended June 30, 2013.

Other (Income) Expense, Net

Other (income) expense, net was flat for the three months ended June 30, 2014 and increased $1.3 million for the six months ended June 30, 2014 primarily due to a $1.4 million gain on sale of marketable securities during first quarter 2014.

Income Tax (Benefit) Provision

During the three months ended June 30, 2014, we recorded an income tax benefit of $1.4 million and  the income tax expense was immaterial during the same period in 2013, representing an increase of $1.4 million. The increase was primarily due to increased book losses during the period. During the six months ended June 30, 2014, we recorded a an immaterial income tax benefit compared to a $0.6 million income tax benefit during the same period in 2013 primarily due to the reversal of a deferred tax asset as a result of cancelled stock options.

Liquidity and Capital Resources

Historically, we have principally financed our operations from net cash provided by our operating activities. Our cash flows from operating activities are significantly affected by our cash based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our ongoing investments in our platform, company infrastructure, equipment for our domain name services and, more recently, our investments in gTLD applications. Our capital expenditures and investments in gTLDs have to date been funded by both cash flow from operations and investment from our parent, Demand Media.

As of June 30, 2014 our principal sources of liquidity were our cash and cash equivalents in the amount of $51.9 million. As part of our separation from Demand Media, cash and cash equivalents were allocated between the two companies, resulting in Rightside receiving cash of $26.1 million as of August 1, 2014 and Demand Media assuming all of the existing outstanding debt at the separation date. Subsequent to the separation, we entered into credit facilities designed to increase our liquidity and financial flexibility to pursue our strategic objectives, including the acquisition of additional gTLDs.

Credit Facilities

On August 1, 2014, we entered into a $30.0 million senior secured revolving credit facility with Silicon Valley Bank (“SVB”), including a subfacility of $15.0 million available for the issuance of letters of credit (the “SVB Credit Facility”), which was amended on August 12, 2014. Upon initial closing, letters of credit with a face amount of approximately $9.8 million that were previously issued under Demand Media’s credit agreement were deemed to be issued under the SVB Credit Facility, and we assumed all obligations to SVB related thereto. Borrowings under the SVB Credit Facility bear interest at a rate per year equal to, at our option, either: (1) a base rate determined by reference to the highest of: (a) the prime rate; (b) 0.50% per annum above the federal funds effective rate; and (c) the Eurodollar base rate for an interest period of one month plus 1.00%, plus a margin ranging from 1.00% to 1.50%, depending on our consolidated senior leverage ratio (as determined under the SVB Credit Facility), or (2) a Eurodollar base rate determined by reference to LIBOR for the interest period equivalent to such borrowing adjusted for certain reserve requirements, plus a margin ranging from 2.00% to 2.50%, depending on our consolidated senior leverage ratio (as determined under the SVB Credit Facility). Interest on the revolving loans is payable at the end of the applicable interest period for Eurodollar loans, but at least quarterly, and quarterly for base rate loans. The revolving loans under the SVB Credit Facility may be repaid and reborrowed until the maturity date in August 2017, when all amounts outstanding under the facility must be repaid in full. The outstanding loans under the SVB Credit Facility may be voluntarily prepaid at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The SVB Credit Facility allows SVB to require mandatory prepayments of outstanding borrowings from amounts otherwise required to prepay term loans under the Tennenbaum Credit Facility, as described below.

The SVB Credit Facility contains financial covenants, including a requirement that we maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated senior leverage ratio, a maximum consolidated net leverage ratio, and minimum liquidity. The SVB Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the existence of an event of default at a per annum rate equal to 2.00% above the otherwise applicable interest rate.

On August 6, 2014, we entered into a $30.0 million term loan credit facility with certain funds managed by Tennenbaum Capital Partners LLC (the “Tennenbaum Credit Facility”). Upon initial closing, we incurred $10.0 million in term loan borrowings and our Cayman subsidiary, United TLD HoldCo Ltd. (“United”), incurred $20.0 million in term loan borrowings under the Tennenbaum Credit Facility. Term loans under the Tennenbaum Credit Facility bear interest at a rate per year equal to LIBOR (but not less than 0.50% per annum) plus 8.75%. Interest on the term loans is payable quarterly, beginning September 30, 2014. The principal amount of the term loans is scheduled to be repaid in quarterly installments of $375,000, beginning March 31, 2015. Once repaid, term loans may not be reborrowed. All amounts outstanding under the facility are due and payable in full on the maturity date in August 2019. Any outstanding term loans under the Tennenbaum Credit Facility may be voluntarily prepaid by paying an amount equal to the principal amount being prepaid plus a premium of 4.00%, if prepaid in the first year the facility is outstanding, 2.50% in the second year, 1.00% in the third year, and 0.00% thereafter, plus customary “breakage” costs with respect to LIBOR loans. Any such voluntary prepayments will be applied pro rata against the remaining principal installments. The term loans under the Tennenbaum Credit Facility are subject to mandatory prepayments from 50% of excess cash flow (as determined under the Tennenbaum Credit Facility), which will be paid on the first to occur of the maturity, termination or refinancing of the SVB Credit Facility or the acceleration and termination of the SVB Credit Facility, from excess cash flow determined for the period from the closing of the Tennenbaum Credit Facility to the end of the fiscal year ended as of the date 90 days prior to such date, and thereafter annually for excess cash flow determined for each subsequent fiscal year. In addition, mandatory prepayments, to the extent not used to prepay loans and cash collateralize letters of credit and permanently reduce the commitments under the SVB Credit Facility, are required from certain asset sales and insurance and condemnation events, subject to customary reinvestment rights. Mandatory prepayments are also required from the issuances of certain indebtedness. Mandatory prepayments from asset sales and issuances of indebtedness are subject to a prepayment premium that is the same as for voluntary prepayments. Any such mandatory prepayments will be applied in inverse order of maturity against the remaining principal installments. The Tennenbaum Credit Facility contains financial covenants, including a requirement that we maintain a maximum consolidated net leverage ratio and minimum liquidity. The Tennenbaum Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the existence of an event of default at a per annum rate equal to 2.00% above the otherwise applicable interest rate.

In connection with the Tennenbaum Credit Facility, we issued to the lenders warrants to purchase up to an aggregate of 997,710 shares of common stock. The warrants have an exercise price of $15.05 per share and will be exercisable in accordance with their terms at any time on or after February 6, 2015 through August 6, 2019. The warrants contain a “cashless exercise” feature that allows the warrant holders to exercise such warrants by surrendering a number of shares underlying the portion of the warrant being exercised with a fair market value equal to the aggregate exercise price payable to us.

We believe this capital structure is appropriate for this stage of the Company and is sufficient to grow the business while pursuing our strategic objectives. However, we are participating in a dynamic and emerging environment, and will continuously evaluate our position relative to the opportunities available in the marketplace. We believe that our future cash from operations, together with our ability to access sources of financing, including debt and equity, will provide sufficient resources to fund both short term and long term operating requirements, capital expenditures, acquisitions and new business development activities for at least the next 12 months.

Historical Cash Flow Trends

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Six months ended
	June 30,
	2014	2013
Net cash provided by (used in) operating activities	$(117)	$7,457
Net cash used in investing activities	(7,580)	(4,934)
Net cash provided by (used in) financing activities	(7,220)	5,083

Cash Flows from Operating Activities

Net cash used in our operating activities was $0.1 million for the six months ended June 30, 2014 compared to net cash inflows of $7.5 million in the prior year period. Our net loss during the 2014 period was $7.4 million, which included a gain on the withdrawal of gTLD applications of $5.7 million, a gain on the sale of marketable securities of $1.4 million and non‑cash charges of $12.7 million such as depreciation, amortization, stock‑based compensation, and deferred taxes. In addition, changes in our working capital generated $1.9 million. Positive contributions of $14.3 million from movements in deposits with registries, accrued expenses and deferred revenue, were partially offset by our utilizing $12.4 million to fund an increase in deferred registration costs, a reduction in accounts payable and an increase in accounts receivable, and prepaid and other assets.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 increased $2.6 million, or 54%, to $7.6 million compared to $4.9 million net cash used in investing activities for the same period in 2013. The increase of cash used in investing activities was primarily due to payments of $11.5 million related to gTLD applications, an increase in restricted cash of $0.3 million, and a decrease in cash flows from other investing activities of $0.3 million.  These cash uses were partially offset by an increase in proceeds from gTLD application withdrawals of $4.7 million, $1.4 million from the sale of marketable securities, fewer investments in property and equipment of $2.8 million, and a  $0.6 million reduction in intangible asset investments.

Cash Flows from Financing Activities

Changes in net cash from financing activities for all periods presented are primarily due to transfers to and from our parent, Demand Media. Parent company investment in the condensed combined balance sheets represents Demand Media’s historical investment in us, the net effect of cost allocations from transactions with Demand Media and our accumulated earnings.

Off‑Balance Sheet Arrangements

At June 30, 2014, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity or capital resources other than those contractual obligations disclosed in the section entitled “Liquidity and Capital Resources.”

Contractual Obligations and Commitments

On August 6, 2014, Rightside entered into a $30.0 million term loan credit facility with certain funds managed by Tennenbaum Capital Partners, LLC, which matures in August 2019. The principal amount of the term loans is scheduled to be repaid in quarterly installments of $375,000, beginning March 31, 2015. Once repaid, term loans may not be reborrowed. All amounts outstanding under the facility are due and payable in full on the maturity date in August 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:

•	revenue recognition;
•	domain name services;
•	aftermarket and other;
•	accounts receivable;
•	goodwill;
•	capitalization and useful lives associated with our intangible assets, including internal software;
•	recoverability of long-lived assets;
•	income taxes; and
•	stock-based compensation.

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed combined financial statements during the three and six months ended June 30, 2014 compared to those disclosed in our Form 10 as filed with the SEC on July 14, 2014.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-2), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-2 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. ASU 2013-2 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted ASU 2013-2 in the first quarter of fiscal 2014. The adoption of ASU 2013-2 did not have a significant impact on our condensed combined financial statements, but did require additional disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is not permitted. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact that this updated standard will have on our condensed combined financial statements and footnote disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our condensed combined financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange and concentration of credit risk. To reduce and manage these risks, we assess the financial condition of our large registrar resellers and other large customers when we enter into or amend agreements with them and we limit credit risk by collecting in advance when possible and setting and adjusting credit limits where we deem appropriate. In addition, our recent investment strategy has been to invest in high credit quality financial instruments, which are highly liquid, are readily convertible into cash and that mature within three months from the date of purchase.

Foreign Currency Exchange Risk

While relatively small, we have operations outside of the United States. We have foreign currency risks related to a relatively small percentage of our expenses being denominated in currencies other than the U.S. dollar, principally in the Euro. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings or losses. However, as our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we intend to continue to assess our approach to managing this risk.

Concentrations of Credit Risk

As of June 30, 2014, our cash and cash equivalents were maintained primarily with one major U.S. financial institution and one foreign bank. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

There is no pending or threatened legal proceeding to which we are a party that, in our belief, is reasonably likely to have a material adverse effect on our business, financial results and existing or future operations.

Item 1A.  Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Relating to Our Businesses

We have applied to become a registry operator for new gTLDs pursuant to ICANN’s application submission and approval process. We may not be successful in acquiring the right to operate some of the new gTLDs for which we have applied, and therefore may not be able to grow our business as rapidly as we have planned and may lose some of our investments made in connection with the New gTLD Program.

We have applied through ICANN’s New gTLD Program to operate registries for a number of new gTLDs on a stand‑alone basis. We have also acquired rights to certain gTLDs and intend to acquire rights in additional gTLDs, including based on our strategic relationship with Donuts, a third‑party new gTLD applicant. We invested $11.5 million in gTLD applications during the six months ended June 30, 2014 and since 2012, we have made total capital investments of $33.6 million for certain gTLD applications under the New gTLD Program. We may choose to invest significant additional funds in this complex process.

We are in competition with other third‑party applicants for many of the new gTLDs for which we have applied or in which we have rights through our agreement with Donuts. There are multiple steps in the ICANN approval process. When more than one party applies for a gTLD, the parties are typically required to enter into negotiations or participate in an auction to win the registry rights. We may be outbid or otherwise unsuccessful in acquiring gTLDs in these negotiations or auctions. We could also face lawsuits or other opposition to our gTLD applications or any award of gTLD operator rights.

If we are unsuccessful in being delegated an adequate number of new gTLDs, we may have a lower than expected return on our investment, and our future growth, financial condition and results of operations would be adversely affected.

ICANN’s New gTLD Program may be modified, limited or delayed in unforeseen ways that could adversely affect our business.

The launch of the New gTLD Program has been and continues to be subject to numerous and substantial delays, and may be subject to additional delays. ICANN is subject to many influences, both internally and externally, including existing registries, new gTLD applicants, registrars, national governments, law enforcement agencies and trade associations. ICANN may be exposed to potential legal challenges from new gTLD applicants as well as entities opposed to the introduction of new gTLDs, which could cause delays in the process. In addition, the introduction of a large number of new gTLDs poses technical challenges for ICANN, and opposition to new gTLDs could build if ICANN mismanages these technical challenges. Any delays in the New gTLD Program may impact the timing of revenue associated with our gTLD registry initiative, and therefore adversely affect our margins and results of operations.

As a new gTLD registry, we are subject to ICANN’s registry operator agreement and governing policies, which may change to our detriment.

We are required to enter into a registry operator agreement with ICANN (each, a “New gTLD Registry Agreement”) for each new gTLD registry that we operate. To date, we have 32 New gTLD Registry Agreements. 30 of the gTLDs for which we have New gTLD Registry Agreements have been delegated to us and inserted into the Root Zone.

We face risks arising from our New gTLD Registry Agreements with ICANN, including the following:

•

ICANN could adopt or promote policies, procedures or programs that in each case are inconsistent with our current or future plans, or that affect our competitive position. For example, each of the New gTLD Registry Agreements contains guidelines for the operation of vertically integrated enterprises operating both a registrar and a registry. If ICANN were to materially change those guidelines or prohibit such vertical integration, such a change would have a material adverse effect on our future growth, business and results of operations;

•	under certain circumstances, ICANN could terminate one or more of our New gTLD Registry Agreements; and
•

ICANN has the right to increase the fees due from the registry operator under the New gTLD Registry Agreement. The increase in these fees with respect to any gTLDs for which we act as the registry either must be included in the prices we charge to registrars or absorbed by us. If we absorb such cost increases or if increased prices to registrars act as a deterrent to registration, we may find that our profits are adversely impacted by these increased fees.

We have limited experience operating a gTLD registry and providing back‑end infrastructure services to new or existing registries. If we are unsuccessful in operating a gTLD registry or providing back‑end infrastructure services, our business, future growth, financial condition and results of operations would be adversely affected.

In addition to pursuing the right to operate our own gTLD registries, a subsidiary of ours has been selected to provide technical back‑end infrastructure services for new gTLD operator rights acquired by Donuts (collectively, our “gTLD Initiative”). We have limited experience as an operator of domain name registries for gTLD strings and limited experience providing technical back‑end infrastructure services to registries. We may not be successful in implementing the businesses associated with our gTLD Initiative. If we are unsuccessful in implementing our gTLD Initiative, we may lose some of our current and future investment in our gTLD Initiative and the return on investment in our gTLD Initiative may not meet our current expectations justifying such investment. The loss of some of our investment or lower than expected return on investment in our gTLD Initiative could adversely affect our future growth, financial condition and results of operations.

We face significant competition to our registry services business and we may not be able to develop or maintain significant market share.

Prior to the launch of the New gTLD Program, there were over 20 gTLD registries and over 290 ccTLD registries. We face competition in the domain name services registry space from other established and more experienced operators in these service offerings, including other gTLD and ccTLD registries, as well as new entrants into the domain name services industry, some of which have greater financial, marketing and other resources. In particular, we face direct competition with other new gTLD registries offering gTLDs in similar verticals to our offerings. For example, we may offer the ability to register .Dentist domain names, while a competitor may offer the ability to register .Dental domain names.

Other registries with more experience or with greater resources than us may launch marketing campaigns for new or existing TLDs, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials. In addition, such registries could offer aggressive price discounts on the

gTLDs they offer or bundle gTLDs as a loss leader with other services. If we are unable to match or beat such marketing and pricing initiatives, or are otherwise unable to successfully compete with other registries, we may not be able to develop, maintain and grow significant market share for our new gTLD offerings, and our business, financial condition and results of operation would be adversely affected.

A significant portion of our future revenue is expected to be derived from our registry services business. If we are unsuccessful in marketing and selling our gTLDs or there is insufficient consumer demand for our gTLDs, our future business and results of operations would be materially adversely affected.

Our registry services business, which will derive most of its revenue from registration fees for domain names, is expected to generate a significant portion of our revenue in the future. The new gTLDs we have started to offer to the market are primarily untested and it is unclear what the ultimate market size or demand is or will be for these new offerings. There can be no guarantees that consumers will demand or accept new gTLDs in general or our new gTLDs in particular.

Our registry services business is substantially dependent upon third‑parties to market and distribute our gTLDs and we would be adversely affected if these relationships are terminated or diminished.

A large portion of our gTLD sales are made through third‑party channels, including resellers currently on our platform and third‑party registrars. Our distribution partners also offer our competitors’ gTLDs. The extent to which our third‑party distribution partners sell our gTLDs is partly a function of pricing, terms and special marketing promotions offered by us and our competitors. Our agreements with our third‑party distribution partners are generally nonexclusive and may be terminated by them or by us without cause. Our business would be adversely affected if such distribution partners chose not to offer our gTLDs in the future or chose to sell or offer greater amounts of competitive gTLDs relative to the amount of our gTLDs they sell or offer.

If our registrar customers do not renew their domain name registrations or if they transfer their existing registrations to our competitors and we fail to replace their business, our business would be adversely affected.

Our success depends in large part on our registrar customers’ renewals of their domain name registrations. Our customer renewal rate for expiring domain name registrations was approximately 71.1% and 73.1% in the three and six months ended June 30, 2014, respectively, and 67.4% and 69.0% in the three and six months ended June 30, 2013, respectively. If we are unable to maintain or increase our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Since our strategy is to expand the number of services we provide to our customers, any significant decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

Our registrar business is dependent on third‑party resellers, including a small number of resellers that account for a significant portion of our domain names under management. Our failure to maintain or strengthen our relationships with resellers, particularly those servicing a large percentage of our domain name registration customers, would have a material adverse effect on our business.

As a registrar with a wholesale component, we provide domain name registration services and offer value‑added services through a network of more than 20,000 active resellers, comprised of small businesses, large e‑commerce websites, Internet service providers and web‑hosting companies, as well as through companies using our hosted back‑end registrar platform. These resellers, in turn, contract directly with domain name registrants to deliver these services. Maintaining and deepening relationships with our resellers is an important part of our growth strategy, as strong third‑party distribution arrangements enhance our ability to market our products and to increase our domain names under management, revenue and profitability.

Total revenue earned from resellers was $57.8 million, or 63%  of total revenue, for the six months ended June 30, 2014, and was $54.6 million, or 58%  of total revenue, for the comparable prior year period. As of June 30, 2014, our three largest resellers accounted for 35%  of our total domain names under management, and our largest reseller, Namecheap, Inc., represented 23%  of total domain names under management. In addition, Namecheap accounted for16% and 13%  of our total revenue for the six months ended June 30, 2014 and the comparable prior year period. The term of our current reseller agreement with Namecheap expires in December 2014, but will automatically renew for an additional one‑year period unless terminated by either party. There can be no assurance that the reseller distribution relationships we have established will continue, as our resellers may cease to operate or otherwise terminate their relationship with us. Any reduction in access to third‑party reseller distributors, particularly those servicing a large percentage of our domain name registration customers, would have a material adverse effect on our ability to market our products and to generate revenue.

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry and negatively impact our business.

ICANN is a private sector, not‑for‑profit corporation formed in 1998 for the express purpose of managing a number of Internet infrastructure related tasks previously performed directly by the U.S. Department of Commerce, including managing the domain name registration system (“DNS”). ICANN has been the subject of scrutiny by the public and by the U.S. and other governments around the world with many of those governments becoming increasingly interested in ICANN’s role in Internet governance. For example, the U.S. Congress has held hearings to evaluate ICANN’s selection process for new TLDs and its plans to transition the Internet Assigned Numbers Authority (“IANA”) functions from coordination by the U.S. Department of Commerce to a multi‑stakeholder body. In addition, ICANN faces significant questions regarding its efficacy as a private sector entity. ICANN may continue to evolve both its long‑term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a strong, effective multi‑stakeholder Internet governance institution.

As a key participant in the DNS, we continue to face the following risks:

•	the U.S. or any other government may seek to influence ICANN’s role in overseeing, the DNS and the coordination of the IANA functions;
•

the Internet community, the U.S. or other governments may (i) refuse to recognize ICANN’s authority or support its policies, (ii) attempt to exert pressure on ICANN to implement policies favorable to certain national interests, or (iii) enact laws that conflict with ICANN’s policies, each of which could create challenges for companies dependent on smooth operation of the domain name registration system;

•	some of ICANN’s policies and practices, and the policies and practices adopted by registries and registrars, could be found to conflict with the laws of one or more jurisdictions;
•

the terms of the Registrar Accreditation Agreement (the “RAA”), under which we are accredited as a registrar, could change in ways that are disadvantageous to us or under certain circumstances could be terminated by ICANN preventing us from operating our registrar service, or ICANN could adopt unilateral changes to the RAA that are unfavorable to us, that are inconsistent with our current or future plans, or that affect our competitive position;

•

international regulatory or governing bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over the management and regulation of the DNS, leading to increased regulation in areas such as data security, taxation, intellectual property rights and privacy;

•

ICANN or any third‑party registries may implement contract or policy changes that would impact our ability to run our current business practices throughout the various stages of the life cycle of a domain name;

•

legal, regulatory or other challenges could be brought, including challenges to the agreements governing our relationship with ICANN, or to the legal authority underlying the roles and actions of the U.S. Department of Commerce, ICANN or us;

•

the U.S. Congress or other legislative bodies in the United States could take action that is unfavorable to us or that influences customers to move their business from our services to those located outside the United States; and

•	ICANN could fail to maintain its role in managing the Root Zone and IANA functions, potentially resulting in hindrances to the DNS.

Additionally, some governments and governmental authorities outside the United States have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. government and registries relating to the DNS. The Affirmation of Commitments established several multi‑party review panels and contemplates a greater involvement by foreign governments and governmental authorities in the oversight and review of ICANN. These periodic review panels may recommend changes to ICANN that are unfavorable to our business.

If any of these events occur, they could create instability in the domain name registration system and may make it difficult for us to introduce new services in our registrar and registry services business. These events could also disrupt or suspend portions of our domain name registration solution and subject us to additional restrictions on how the registrar and registry services businesses are conducted, which would result in reduced revenue.

We may not be able to maintain our strategic relationships with third parties.

Some of our business is conducted through NameJet, a joint venture with Web.com. In addition, we have formed strategic alliances with certain business partners, such as Donuts. We cooperate with Donuts to acquire gTLD registry operator rights and have contracted to provide Donuts with registry back‑end infrastructure services. In addition, the gTLD application and acquisition process requires us to rely upon or negotiate and collaborate with independent third parties, including Donuts.

There can be no assurance that these strategic partners will continue their relationships with us in the future or that we will be able to pursue our stated strategies with respect to these arrangements. Furthermore, our partners may (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our policies or objectives; (iii) undergo a change of control; (iv) experience financial and other difficulties; or (v) be unable or unwilling to fulfill their obligations under our agreements, which may affect our financial conditions or results of operations.

In addition, we have or intend to enter into agreements with some service providers or distribution partners who may partner with us in one area of our business and compete with us in other areas of our business. There can be no assurance that we will be successful in establishing or maintaining these relationships or that these relationships will be successful.

We face significant competition to our registrar service offering, which we expect will continue to intensify. We may not be able to maintain or improve our competitive position or market share.

We face significant competition from existing registrars and from new registrars that continue to enter the market. ICANN currently has approximately 1,100 registrars to register domain names in one or more of the gTLDs that it oversees. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain name registration market by competitive registrars and unaccredited entities that act as resellers for registrars, and the rapid growth of some competitive registrars and resellers that have entered the market, may make it difficult for us to maintain our current market share.

The market for domain name registration and other related value‑added web‑based services is highly competitive and rapidly evolving. We expect competition to increase from existing competitors as well as from new market entrants. These competitors include, among others, domain name registrars, website design firms, website hosting companies, Internet service providers, Internet portals and search engine companies, and include companies such as GoDaddy, Web.com, Microsoft,  Yahoo!, Google and Amazon. Some of these competitors have traditionally offered more robust value‑added services than we have, and some have greater resources, more brand recognition and consumer awareness, greater international scope and larger bases of existing customers than we do. As a result, we may not be able to compete successfully against them in future periods.

In addition, these and other large competitors, in an attempt to gain market share, may offer aggressive price discounts on the services they offer. These pricing pressures may require us to match these discounts in order to remain competitive, which would reduce our margins, or cause us to lose customers who decide to purchase the discounted service offerings of our competitors. As a result of these factors, in the future it may become increasingly difficult for us to compete successfully.

The relevant domain name registry and the ICANN regulatory body impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it could have a significant impact upon our operating results.

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .Net, presently charges a $6.18 fee for each .Net registration and ICANN currently charges fees totaling $0.93 for each .Net domain name registered. The fee charged by VeriSign for each .Net registration increased from $5.11 to $5.62 in July 2013 and increased again to $6.18 in February 2014. We have no control over these agencies and cannot predict when they may increase their respective fees. Per the extended registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on July 1, 2011, VeriSign will continue as the exclusive registry for the .Net gTLD through June 30, 2017. The terms of the extension set a maximum price, with certain exceptions, for registry services for each calendar year beginning January 1, 2012, which shall not exceed the highest price charged during the preceding year, multiplied by 1.10. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which could result in aggressive price increases on any particularly successful new gTLDs. The increase in these fees with respect to any gTLDs for which we do not act as the registry either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges act as a deterrent to registration, our profits may be adversely impacted by these third‑party fees.

Our failure to register, maintain, secure, transfer or renew the domain names that we process on behalf of our customers or to provide our other services to our customers without interruption could subject us to additional expenses, claims of loss or negative publicity that have a material adverse effect on our business.

Clerical errors and system and process failures made by us may result in inaccurate and incomplete information in our database of domain names and in our failure to properly register or to maintain, secure, transfer or renew the registration of domain names that we process on behalf of our customers. In addition, any errors of this type might result in the interruption of our other services. Our failure to properly register or to maintain, secure, transfer or renew the registration of our customers’ domain names or to provide our other services without interruption, even if we are not at fault, might result in our incurring significant expenses and might subject us to claims of loss or to negative publicity, which could harm our business, revenue, financial condition and results of operations.

We could face liability, or our corporate image might be impaired, as a result of the activities of our customers or the content of their websites.

Our role as a registry and as a registrar of domain names and a provider of website hosting and other value‑added services may subject us to potential liability for illegal activities by domain name registrants on their websites. For example, eNom has been named in lawsuits in which a customer registered a domain name through eNom and published content that was allegedly defamatory to another business whose name is similar to the domain name. Other allegations of liability have been made based on domain name registrants’ alleged violations of copyrights or trademarks of third parties. In each of these cases, plaintiffs may argue that we are responsible because we benefited from or participated in the infringing conduct. In addition, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add to our costs of doing business and may divert management’s time and attention.

We provide an automated service that enables a user to register a domain name and publish its content on a website hosted on that domain name. Our registrars do not monitor or review, nor do our registrar agreements with ICANN require that we monitor or review, the appropriateness of the domain names registered by domain name registrants or the content of registrant websites, and we have no control over the activities in which our domain name registrants engage. While we have policies in place to terminate domain name registrations or to take other appropriate action if presented with a court order, governmental injunction or evidence of illegal conduct from law enforcement or a trusted industry partner, we have in the past been publicly criticized for not being more proactive in certain areas such as policing online pharmacies acting in violation of U.S. law by consumer watchdogs and we may encounter similar criticism in the future. This criticism could harm our reputation. Conversely, were we to terminate a domain name registration in the absence of legal compulsion or clear evidence of illegal conduct from a legitimate source, we could be criticized for prematurely and improperly terminating a domain name registered by a customer. In addition, despite the policies we have in place to terminate domain name registrations or to take other appropriate actions, customers could nonetheless engage in prohibited activities.

Finally, existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

We may face liability or become involved in disputes over registration of domain names and control over websites.

As a domain name registrar, we regularly become involved in disputes over registration of domain names and we may become involved in similar disputes with our registry services business. Most of these disputes arise as a result of a third party registering a domain name that is identical or similar to another party’s trademark or the name of a living person. These disputes are typically resolved through the Uniform Domain‑Name Dispute‑Resolution Policy (the “UDRP”), ICANN’s administrative process for domain name dispute resolution, or less frequently through litigation under the Anticybersquatting Consumer Protection Act (“ACPA”) or under general theories of trademark infringement or dilution. Therefore, we may face an increased volume of domain name registration disputes in the future as the overall number of registered domain names increases.

Domain name registrars also face potential tort law liability for their role in wrongful transfers of domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of “domain name hijacking,” including misappropriation by third parties of our network of customer domain names and attempts by third parties to operate websites on these domain names or to extort the customer whose domain name and website were misappropriated. Furthermore, our risk of incurring liability for a security breach on a customer website would increase if the security breach were to occur following our sale to a customer of a Secure Socket Layer (“SSL”) certificate that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our private domain name registration service, wherein we become the domain name registrant, on a proxy basis, on behalf of our customers. While we have a policy of providing the underlying Whois information and reserve the right to cancel privacy services on domain names giving rise to domain name disputes, including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability in the future, which could increase our costs of doing business.

As the number of available domain names with commercial value in existing TLDs diminishes over time, our domain name registration revenue and our overall business could be adversely impacted.

As the number of domain name registrations increases and the number of available domain names with commercial value in existing TLDs diminishes over time and if it is perceived that the more desirable domain names are generally unavailable (and new gTLDs are not seen as a viable alternative), fewer Internet users might register domain names with us. If this occurs, our domain name registration revenue and our overall business could be adversely affected.

Changes in Internet user behavior, either as a result of evolving technologies or user practices, may impact the demand for domain names.

Currently, Internet users often navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (i) web browser or Internet search technologies were to change significantly; (ii) Internet search engines were to change the value of their algorithms on the use of a domain name for finding a website; (iii) Internet users’ preferences or practices were to shift away from direct navigation; (iv) Internet users were to significantly increase the use of web and mobile device applications to locate and access content; or (v) Internet users were to increasingly use third level domains or alternate identifiers, such as social networking and microblogging sites, in each case the demand for domain names could decrease.

We may experience unforeseen liabilities in connection with our acquisitions of Internet domain names or arising out of domain names included in our portfolio of domain names that are monetized via advertising, which could negatively impact our financial results.

Certain of our acquisitions involve the acquisition of a large portfolio of previously registered domain names. Furthermore, we have separately acquired, and may acquire in the future, additional individual previously registered domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third‑party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired domain names under the UDRP or actions under the ACPA. The potential violation of third‑party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

We depend upon the quality of traffic to our portfolio of domain names and the domain names of third parties to provide value to online advertisers who advertise on those domain names, and any failure in our quality control could have a material adverse effect on the value of such domain names to our third‑ party advertisement distribution providers and online advertisers and thereby adversely affect our revenue.

We use technology and processes to monitor the quality of, and to identify any anomalous metrics associated with, the Internet traffic that we deliver to online advertisers and to our network of customer domain names. These metrics may be indicative of low quality clicks such as non‑human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low‑quality traffic, or traffic that is deemed to be invalid by online advertisers, will be delivered to such online advertisers. As a result, we may be required to credit future amounts owed to us by our advertisers. Furthermore, low‑quality or invalid traffic may be detrimental to our relationships with third‑party advertisement distribution providers and online advertisers, and could adversely affect our revenue.

If we are unable to acquire, renew or sell domain names, we may not be able to maintain our domain name aftermarket and advertising business. New regulations could negatively impact the domain name acquisition process.

Maintaining our domain name aftermarket and advertising services business depends on our ability to acquire domain names from a variety of sources. These sources include previously registered domain names that are not renewed at the domain name registry by the current owner, private sales of domain names, participation in domain name auctions and registering new domain names identified by us. The acquisition and renewal of domain names generally are governed by regulatory bodies. These regulatory bodies could establish additional requirements for previously registered domain names or modify the requirements for holding domain names. Any changes in the way expired registrations of domain names are made available for acquisition could make it more difficult to acquire domain names. Similarly, increasing competition from other potential buyers could make it more difficult for us to acquire domain names on a cost‑effective basis. Any such adverse change in our ability to acquire high quality, previously registered domain names, as well as any increase in competition in the domain name reseller market, could have a material adverse effect on our ability to maintain our domain name aftermarket and  advertising business, which could adversely affect our business, financial condition and results of operations. In addition, our failure to renew our domain name registrations or any increase in the cost of renewal could have a material adverse effect on our revenue and profitability.

Changes in the level of spending on online advertising and/or the way that online networks compensate owners of websites could impact the demand for domain names.

Many domain name registrants seek to generate revenue through advertising on their websites. Changes in the way these registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo! and Bing, have, and may continue to, adversely affect the market for those domain names favored by such registrants which has resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, Google has in the past (and may in the future) changed its search algorithm and pay‑per‑click advertising policies to provide less compensation for certain types of websites. This has made such websites less profitable, which has resulted in, and may continue to result in, fewer domain name registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase as projected or may be reduced, which in turn, may result in a further decline in the demand for those domain names.

We face a number of operational challenges to our business, which may make it difficult to predict our future performance.

Our revenue and operating results could fail to meet expectations if we are unable to adequately address a number of operational challenges, some of which are outside of our control, including:

•	a reduction in the number of domain names under management or in the rate at which this number grows, due to slow growth or contraction in our markets, lower renewal rates or other factors;
•	reductions in the percentage of our domain name registration customers who purchase additional services from us;
•	changes in our pricing policies or those of our competitors, changes in domain name fees charged to us by Internet registries or ICANN, or other competitive pressures on our prices;
•	our ability to identify, develop and successfully launch new products and services;
•	the timing and success of new services and technology enhancements introduced by our competitors, which could impact both new customer growth and renewal rates;
•	the entry of new competitors in our markets;
•	our ability to keep our registrar and registry platforms and our domain name registration services operational at a reasonable cost and without service interruptions;
•	increased product development expenses relating to the development of new services;
•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure;
•	our ability to identify acquisition targets and successfully integrate acquired businesses into our operations;
•	our focus on long‑term goals over short‑term results;
•	federal, state or foreign regulation or legislation affecting our business; and
•	weakness or uncertainty in general economic or industry conditions.

It is possible that in one or more future quarters, due to any of the factors listed above, a combination of those factors or other reasons, our operating results may be below our expectations and the expectations of public market analysts and investors. Such an event could have a material adverse impact on the price of our shares.

Difficult economic and financial conditions could have a material adverse effect on us.

The financial results of our business are both directly and indirectly dependent upon economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values. Weak economic activity may lead government customers to cut back on services. Factors such as interest rates, availability of credit, inflation rates, changes in laws (including laws relating to taxation), trade barriers, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) could have a material adverse effect on our business and investments, which could reduce our revenue, profitability and value of our assets. These factors may also adversely affect the business, liquidity and financial condition of our customers. In addition, periods of poor economic conditions could increase our ongoing exposure to credit risks on our accounts receivable balances. This could have a material adverse effect on our business, financial condition and results of operations.

If we do not effectively manage our growth, our operating performance will suffer and we may lose customers.

Overall growth will place significant demands on our management and our operational and financial infrastructure. In particular, continued growth may make it more difficult for us to accomplish the following:

•	successfully scale our technology and infrastructure to support a larger business;
•	maintain our customer service standards;
•	develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures;
•	acquire and integrate businesses; and
•	respond effectively to competition and potential negative effects of competition on profit margins.

In addition, our personnel, systems, procedures and controls may be inadequate to support our current and future operations. The improvements required to manage our growth will require us to make significant expenditures, expand, train and manage our employee base and allocate valuable management resources. If we fail to effectively manage our growth, our operating performance will suffer and we may lose our customers and key personnel.

We may undertake one or more acquisitions that could entail significant execution, integration and operational risks.

Our future growth may depend, in part, on acquisitions of complementary businesses, solutions or technologies rather than internal development. We may make acquisitions in the future to increase the scope of our business domestically and internationally. The identification of suitable acquisition candidates can be difficult, time‑consuming and costly, and we may not be able to successfully complete identified acquisitions. If we are unable to identify suitable future acquisition opportunities, reach agreement with such parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions. This loss of market share could negatively impact our business, revenue and future growth.

Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the websites, business, technologies, solutions, personnel or operations of the acquired company, particularly if key personnel of an acquired company decide not to work for us. In addition, we may incur indebtedness to complete an acquisition, which would increase our costs and impose operational limitations, or issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. We may also unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities.

We are bound by covenants contained in our credit facilities that may restrict our ability to pursue our business strategies, and the financing incurred under our credit facilities could adversely affect our liquidity and financial condition.

Our credit facilities require us to comply with various covenants that limit our ability, among other things, to:

•	incur additional indebtedness;
•	grant additional liens;
•	make investments;
•	complete mergers or acquisitions;
•	dispose of assets;
•	pay dividends, redeem or repurchase stock; and
•	engage in transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies. In addition, our credit facilities include financial covenants.  The SVB Credit Facility requires us to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated senior leverage ratio, a maximum consolidated net leverage ratio, and minimum liquidity. Our Tennenbaum Credit Facility requires us to maintain compliance with a maximum consolidated net leverage ratio and minimum liquidity. The Tennenbaum Credit Facility is also subject to certain mandatory prepayments from 50% of excess cash flow (as determined under the Tennenbaum Credit Facility), which will be paid on the first to occur of the maturity, termination or refinancing of the SVB Credit Facility or the acceleration and termination of the SVB Credit Facility, from excess cash flow determined for the period from the closing of the Tennenbaum Credit Facility to the end of the fiscal year ended as of the date 90 days prior to such date, and thereafter annually for excess cash flow determined for each subsequent fiscal year; from certain asset sales and insurance and condemnation events, to the extent not used to prepay loans and cash collateralize letters of credit and permanently reduce the commitments under the SVB Credit Facility, subject to customary reinvestment rights; and from the issuances of certain indebtedness.  Mandatory prepayments from asset sales and issuances of indebtedness are subject to a prepayment premium that is the same or for voluntary prepayments.  Our failure to comply with any of covenants in our credit facilities, including any of the financial covenants, could result in an event of default. Our failure to meet our payment obligations under our credit facilities, including any principal and accrued interest payments, could also result in an event of default. Our ability to meet our payment obligations and to satisfy our financial covenants under our credit facilities depend upon our ability to generate cash flow. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors that are beyond our control. There is no assurance that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to meet our payment obligations and financial covenants under our credit facilities. If we are not able to generate sufficient cash flow from operations to service our obligations under our credit facilities, we may need to refinance or restructure our credit facilities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our credit facilities.

If an event of default occurs, and such event of default is not cured or waived, our lender could:

•	terminate its lending commitments;
•	accelerate all outstanding obligations under the credit facility and demand that all outstanding obligations be due and payable immediately; and
•	exercise its remedies as a secured creditor with respect to all of the collateral that is securing the outstanding obligations under our credit facilities.

If our lenders exercise their remedies under our credit facilities and accelerate all outstanding obligations under our credit facilities, our assets and cash flow may not be sufficient to fully repay all of our outstanding obligations under our credit facilities.

We may need additional funding to meet our obligations and to pursue our business strategy. Additional funding may not be available to us and our financial condition could therefore be adversely affected.

To the extent we do not generate sufficient cash from operations, we will need to raise additional funds through public or private debt or equity financings to meet our ongoing obligations and to execute our growth strategy, which may include the selective acquisition of additional new gTLDs, domain names and technologies as well as other domain name services providers. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. If we raise additional funds by issuing equity or certain types of convertible debt securities, dilution to the holdings of our existing stockholders may result. If we raise debt financing, we will incur interest expense and the terms of such debt may be at unfavorable rates and could require the pledge of assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business. Any equity capital raising activities would be subject to the restrictions in the Tax Matters Agreement. See “Certain Relationships and Related Party Transactions—Agreements between Demand Media and Rightside Relating to the Separation—Tax Matters Agreement” and “The Spin‑Off—Material U.S. Federal Income Tax Consequences” in our Form 10 filed with the SEC on July 14, 2014 for additional information. If funding is insufficient at any time in the future, or we are unable to conduct capital raising activities as a result of restrictions in the Tax Matters Agreement, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally developed business, and we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could harm our business, financial condition and results of operations.

If we do not continue to innovate and provide products and services that are useful to our customers, we may not remain competitive, and our revenue and operating results could suffer.

Our success depends on our ability to innovate and provide products and services useful to our customers in our registrar and registry service offerings. Our competitors are constantly developing innovations in domain name registration and related services, such as web hosting, email and website creation solutions. As a result, we must continue to invest significant resources in product development in order to maintain and enhance our existing products and services and introduce new products and services that deliver a sufficient return on investment and that our customers can easily and effectively use. If we are unable to provide quality products and services, we may lose customers, and our revenue and operating results would suffer.

We may have difficulty scaling and adapting our existing technology and network infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of consumers, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated websites and roll out new products and services. This expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during its implementation, the quality of our products and services and our customers’ experience could decline. This could damage our reputation and lead us to lose current and potential customers. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, failure to accommodate new technologies or changing business requirements could harm our business, revenue and financial condition.

If the security measures for our systems are breached, or if our products or services are subject to attacks that degrade or deny the ability of users and customers to maintain or access them, our systems, products and services may be perceived as not being secure. If any such events occur, users or customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure, all of which could have a negative impact on our business, financial condition and results of operations.

Some of our systems, products and services involve the storage and transmission of information regarding our users and customers, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to this information. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our systems and the stored data therein. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our systems, products and services that could potentially have an adverse effect on our business, financial condition and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose customers.

We rely on technology infrastructure and a failure to update or maintain this technology infrastructure could adversely affect our business.

Significant portions of our products and services are dependent on technology infrastructure that was developed over multiple years. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. For example, we have suffered a number of server outages at our data center facilities, which resulted from certain failures that triggered data center wide outages and disrupted critical technology and infrastructure service capabilities. These events impacted service to some of our customers. As a result of these data center outages, we have developed initiatives to create automatic backup capacity at an alternate facility for our top revenue generating services to address similar scenarios in the future. However, there can be no assurance that our efforts to develop sufficient backup and redundant services will be successful or that we can prevent similar outages in the future. Delays or interruptions in our service may cause our consumers to become dissatisfied with our offerings and could adversely affect our business. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, could adversely affect our business, financial condition and results of operations.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co‑location providers for data servers, storage devices, or our registry DNS services provider for our registry and network access) could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Our systems are also vulnerable to damage or interruption from natural disasters, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. We have experienced a number of computer distributed denial of service attacks which have forced us to shut down certain of our websites, including eNom.com, and future denial of service attacks may cause all or portions of our websites to become unavailable. In addition, some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break‑ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

Furthermore, third‑party service providers may experience an interruption in operations or cease operations for any reason. For example, Root Zone servers are administered and operated by a number of independent operators on a non‑regulated basis. Root Zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and data needed to locate name servers that contain authoritative data for the TLDs. These Root Zone servers are critical to the functioning of the Internet. Consequently, our registry services business could be harmed if any of the independent operators fails to include or provide accessibility to the data that it maintains in the Root Zone servers that it controls, or if it or any of the third parties routing Internet communications presents inconsistent data for the TLDs or DNS generally. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third‑party providers for components of our technology platform, such as hardware and software providers and registry DNS services provider for our registry. A failure or limitation of service or available capacity by any of these third‑party providers could adversely affect our business, financial condition and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.

We believe that our future success is highly dependent on the contributions of our executive officers as well as our ability to attract and retain highly skilled managerial, sales, technical, engineering and finance personnel. We do not maintain “key person” life insurance policies for any of our executive officers. Qualified individuals, including engineers, are in high demand, and we may incur significant costs to attract and retain them. All of our officers and other employees are at‑will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we are unable to attract and retain our executive officers and key employees, our business, operating results and financial condition will be harmed.

Volatility or lack of performance in our stock price may also affect our ability to attract employees and retain our key employees, due to the impact of our stock price on the value of our equity incentive awards. Employees may be more likely to leave us if the equity incentive awards they are granted significantly appreciate in value and create a perceived windfall. In addition, employees may be more inclined to leave us if the value of their equity incentive awards declines with our stock price and these awards fail to provide appropriate incentives.

If we are unable to obtain and maintain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors may also be adversely affected if we experience difficulty in maintaining adequate directors’ and officers’ liability insurance.

We may not be able to obtain and maintain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties that are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

We currently have directors’ and officers’ liability insurance. If we are unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage our company, which could have a material adverse effect on our operations.

It may be difficult for us to retain or attract qualified officers and directors, which would adversely affect our business and our ability to maintain the listing of our common stock on Nasdaq.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of changes in the rules and regulations which govern publicly held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the SEC and Nasdaq heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on Nasdaq would be adversely affected.

If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.

Our intellectual property, consisting of trade secrets, trademarks, copyrights and patents, is, in the aggregate, important to our business. We rely on a combination of trade secret, trademark, copyright and patent laws in the United States and other jurisdictions together with confidentiality agreements and technical measures to protect our proprietary rights. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. Effective trade secret, copyright, trademark and patent protection may not be available in all countries where we currently operate or in which we may operate in the future. We face risks related to our intellectual property including that:

•	our intellectual property rights may not provide competitive advantages to us;
•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes may be limited by our agreements with third parties;
•	our intellectual property rights may not be enforced in jurisdictions where competition is intense or where legal protection is weak;
•

any of the patents, trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business could lapse or be invalidated, circumvented, challenged or abandoned;

•	competitors could design around our protected systems and technology; or
•	we could lose the ability to assert our intellectual property rights against others.

Policing unauthorized use of our proprietary rights can be difficult and costly. In addition, it may be necessary to enforce or protect our intellectual property rights through litigation or to defend litigation brought against us, which could result in substantial costs and diversion of resources and management attention and could adversely affect our business, even if we are successful on the merits.

Third parties may sue us for intellectual property infringement or misappropriation, which, if successful, could require us to pay significant damages or curtail our offerings.

We cannot be certain that our internally developed or acquired systems and technologies do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement or misappropriation if such parties do not possess the necessary intellectual property rights to the products or services they license to us. We have in the past received threats from patent trolls. We may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of a third party. These claims sometimes involve patent holding companies or other patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property‑related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages or limit or curtail our systems and technologies. Also, any successful lawsuit against us could subject us to the invalidation of our proprietary rights. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

Adverse results of legal proceedings could have a material adverse effect on us.

We are subject to, and may in the future be subject to, a variety of legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of their merits, legal proceedings may be both lengthy and disruptive to our operations and may cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief against us that could have a material adverse effect on all or a portion of our business operations or a material adverse effect on our financial condition and results of operations.

Certain U.S. and foreign laws could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations that are particularly relevant to our business address:

•	domain name registration;
•	information security and privacy;
•	pricing, fees and taxes; and
•	intellectual property rights, including secondary liability for infringement by others.

Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement, patent infringement, privacy violations, cybersquatting and trademark infringement. In the future, claims may also be brought against us based on tort law liability and other theories based on our products and services.

Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC and the U.S. Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our employees or restrictions on our operations, which could increase our costs of operations, reduce our profits or cause us to forgo opportunities that would otherwise support our growth.

Economic and other risks associated with international operations could impede our international expansion, which could limit our future growth.

We currently operate in the United States and through foreign subsidiaries in Dublin, Ireland; Ottawa, Canada; George Town, Grand Cayman; and Queensland, Australia and we may continue to expand into additional international markets. Operating internationally, where we have limited experience, exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations to us, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally could have a negative effect on our business, revenue, financial condition and results of operations.

In addition, we expect that a substantial amount of our cash will be generated by our foreign subsidiaries and repatriation of that cash to the United States may be inefficient from a tax perspective. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. These restrictions on our investment or repatriation of cash may have a negative effect on our business, revenue, financial condition and results of operations.

We are subject to risks related to credit card payments we accept. If we fail to be in compliance with applicable credit card rules and regulations, we may incur additional fees, fines and ultimately the revocation of the right to accept credit card payments, which could have a material adverse effect on our business, financial condition and results of operations.

Many of our customers pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe we are compliant in all material respects with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program and MasterCard’s Site Data Protection standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system. If we fail to comply with these rules or requirements, we could be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card‑related costs and could have a material adverse effect on our business, financial condition and results of operations.

Changes in state, federal or international taxation laws and regulations may adversely affect our business.

Due to the global nature of the Internet, it is possible that, although our services and the Internet transmissions related to them typically originate in California, Illinois, Nevada, Virginia, Washington and Ireland, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject our customers or us to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations and discourage the registration or renewal of domain names for e‑commerce.

Risks Relating to the Spin‑Off

We may be unable to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company.

By separating from Demand Media, we may be more susceptible to securities market fluctuations and other adverse events than we would have otherwise encountered as part of Demand Media. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company in the time in which we expect to do so, if at all. For example, the process of operating as a newly independent, public company may distract our management team from focusing on our business and strategic priorities. If we do not realize the anticipated benefits from the spin‑off for any reason, our business may be adversely affected.

Our historical financial information may not be representative of the results we would have achieved as a stand‑alone public company during the periods presented and may not be a reliable indicator of our future results.

The historical financial data that we have included in this may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the periods presented or those that we will achieve in the future. The costs and expenses reflected in our historical financial data include an allocation for certain corporate functions historically provided by Demand Media, including legal, information technology, financial systems, human resources, accounting and equity administration services, that may be different from the comparable expenses that we would have incurred had we operated as a stand‑alone company. Our historical financial data does not reflect changes that will occur in our cost structure and operations as a result of our transition to becoming a stand‑alone public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and requirements. Accordingly, the historical financial data presented in this report should not be assumed to be indicative of what our financial condition or results of operations actually would have been as an independent, publicly traded company nor to be a reliable indicator of what our financial condition or results of operations actually may be in the future.

We will rely on Demand Media’s performance under various agreements and we and Demand Media will continue to be dependent on each other for certain support services for each respective business.

We entered into various agreements with Demand Media in connection with the separation, including a  Transition Services Agreement, Distribution Agreement, Tax Matters Agreement and Employee Matters Agreement. Our subsidiary, Rightside Operating Co.,  entered into an Intellectual Property Assignment and License Agreement with Demand Media in connection with the separation. These agreements govern our relationship with Demand Media subsequent to the separation. If Demand Media were to fail to fulfill its obligations under these agreements, we could suffer operational difficulties or significant losses.

If we are required to indemnify Demand Media for certain liabilities and related losses arising in connection with any of these agreements, or if Demand Media is required to indemnify us for certain liabilities and related losses arising in connection with any of these agreements and Demand Media does not fulfill its obligations to us, we may be subject to substantial liabilities, which could materially adversely affect our financial position.

Additionally, although Demand Media is contractually obligated to provide us with certain services during the term of the Transition Services Agreement, we cannot assure you that these services will be performed as efficiently or proficiently as they were prior to the separation. The Transition Services Agreement also contains provisions that may be more favorable than terms and provisions we might have obtained in arms‑length negotiations with unaffiliated third parties. When Demand Media ceases to provide services pursuant to the Transition Services Agreement, our costs of procuring those services from third parties may increase. In addition, we may not be able to replace these services in a timely manner or enter into appropriate third‑party agreements on terms and conditions, including cost, comparable to those under the Transition Services Agreement. To the extent that we require additional support from Demand Media not addressed in the Transition Services Agreement, we would need to negotiate the terms of receiving such support in future agreements. See “Certain Relationships and Related Party Transactions—Agreements between Demand Media and Rightside Relating to the Separation” in our Form 10 filed with the SEC on July 14, 2014.

Our ability to operate our business effectively may suffer if we do not, quickly and effectively, establish our own financial, administrative, accounting and other support functions in order to operate as a separate, stand‑alone company, and we cannot assure you that the support services Demand Media has agreed to provide us will be sufficient for our needs.

Historically, we have relied on financial, administrative, accounting and other resources of Demand Media to support the operation of our business. In conjunction with our separation from Demand Media, we have expanded and continue to expand our financial, administrative, accounting, and other support systems or contract with third parties to replace certain systems that were previously provided by Demand Media. We will also need to maintain our own credit and banking relationships and perform our own financial and operational functions. We cannot assure you that we will be able to successfully put in place the financial and operational systems and processes, as well as the managerial resources necessary to operate as a public company or that we will be able to be profitable doing so. Any failure or significant downtime in our own financial or administrative systems or in Demand Media’s financial or administrative systems during the transition period could impact our results or prevent us from performing other administrative services and financial reporting on a timely basis and could materially harm our business, financial condition and results of operations.

We are a smaller, less diversified company than Demand Media was prior to the distribution.

We  are a smaller, less diversified company focused on the domain name services business, which represents a narrower business focus than Demand Media prior to the separation. We will have a more limited business with greater concentration in the domain name services market and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. In addition, the diversification of revenue, costs, and cash flows will diminish. As a result, it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and it may be difficult or more expensive for us to obtain financing.

We may have difficulty operating as an independent, publicly traded company.

As an independent, publicly traded company, we believe that our business will benefit from, among other things, providing direct access to equity capital and a tailored capital structure, allowing us to better focus our financial and operational resources on our specific business, allowing our management to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of our business, allowing us to more effectively respond to industry dynamics and allowing the creation of effective incentives for our management and employees that are more closely tied to our business performance. However, we may not be able to achieve some or all of the benefits that we believe we can achieve as an independent company in the time we currently expect, if at all. Because our business has previously operated as part of the larger Demand Media organization, we may not be able to successfully implement the changes necessary to operate independently and may incur additional costs that could adversely affect our business.

As an independent, publicly traded company, we may not enjoy the same benefits that we did as part of Demand Media.

There is a risk that, by separating from Demand Media, we may become more susceptible to market fluctuations and other adverse events than when we were still a part of the current Demand Media organizational structure. As part of Demand Media, we were able to enjoy certain benefits from Demand Media’s operating diversity and readily available capital to fund investments, as well as opportunities to pursue integrated strategies with Demand Media’s other businesses. As an independent, publicly traded company, we may not have similar diversity, available capital or integration opportunities and may not have similar access to debt and equity capital markets. In addition, we shared economies of scope and scale with Demand Media with respect to certain costs and vendor relationships, and took advantage of Demand Media’s size and purchasing power in procuring certain products and services, such as insurance and healthcare benefits, and technology, such as computer software licenses. As a separate, independent entity, we may be unable to obtain these products, services and technologies at prices or on terms as favorable to us as those we obtained prior to the separation.

We may incur material costs and expenses as a result of our separation from Demand Media, which could adversely affect our profitability.

As a result of our separation from Demand Media, we may incur costs and expenses greater than those we currently incur. These increased costs and expenses may arise from various factors, including financial reporting, accounting and audit services, costs associated with complying with federal securities laws (including compliance with the Sarbanes‑Oxley Act), and legal and human resources related functions. Although Demand Media will continue to provide certain of these services to us under the Transition Services Agreement, this arrangement may not capture all the benefits our business has enjoyed as a result of being integrated with Demand Media. In addition, such services are for a limited period of time, and we will be required to establish the necessary infrastructure and systems to supply these services on an ongoing basis. We cannot assure you that these costs will not be material to our business.

Certain of the contracts remaining to be transferred or assigned from Demand Media or its affiliates to us or one of our affiliates in connection with the separation require the consent of a third party to such transfer or assignment. If such consent is not obtained, we may not be entitled to the benefit of such contracts in the future. In addition, we may need to enter into new contracts for services historically provided under contracts between the service provider and Demand Media.  We may not be able to obtain such services on the same terms in the future.

In connection with the separation, a number of contracts with service providers and other third parties have been or will be transferred or assigned by Demand Media or its affiliates to us or one of our affiliates. However, transfer or assignment of some of these contracts require the contractual counterparty’s consent. Similarly, in some circumstances, we are a joint beneficiary of contracts, and we will need to enter into a new agreement with the third party to replicate the contract or assign the portion of the contract related to our business. It is possible that some parties may use the requirement of consent to seek more favorable contractual terms from us or seek to terminate the contract. If (i) we are unable to obtain such consents on commercially reasonable and satisfactory terms; (ii) we enter into new agreements on significantly less favorable terms; or (iii) any contract is terminated, we may be unable to obtain the benefits, assets, and contractual commitments that are intended to be allocated to us as part of the separation. The failure to timely complete the assignment or transfer of existing contracts, or the negotiation of new arrangements, with any of our key suppliers, including those that are a single source or limited source suppliers, or a termination of any of those arrangements, could negatively impact our business, financial condition, results of operations, and cash flows.

Our ability to meet our capital needs may be harmed by the loss of financial support from Demand Media.

The loss of financial support from Demand Media could harm our ability to meet our capital needs. Immediately following the spin‑off our cash and cash equivalents balance were approximately $26 million, and we expect to obtain any funds needed in excess of the amounts generated by our operating activities through the debt and equity capital markets or bank financing, and not from Demand Media. However, given the smaller relative size of our company after the spin‑off as compared to Demand Media, we may incur higher debt servicing and other costs than we would have otherwise incurred as a part of Demand Media. Further, there can be no assurances that we will be able to obtain capital market financing or credit on favorable terms, or at all, in the future. If we are unable to generate sufficient cash from operations or obtain adequate financing on commercially reasonable terms, on a timely basis or at all, our ability to invest in our business or fund our business strategy may be limited and may materially and adversely affect our ability to compete effectively in our markets.

If the distribution were to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, then the distribution could result in significant tax liabilities.

In January 2014, Demand Media received a private letter ruling from the IRS (the “Private Letter Ruling”) confirming that the separation and the distribution of shares of Rightside common stock qualifies as a transaction that is tax-free for U.S. federal income tax purposes and will not result in the recognition, for U.S. federal income tax purposes of income, gain or loss by Rightside or its stockholders.  The Private Letter Ruling, together with the opinion of Latham & Watkins LLP, tax counsel to Demand Media (the “Tax Opinion”), rely on certain facts, assumptions, and undertakings, and certain representations from Demand Media and us, regarding the past and future conduct of both respective businesses and other matters, and the Tax Opinion will rely on the Private Letter Ruling.  Notwithstanding the

Private Letter Ruling and the Tax Opinion, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings is not correct, or that the distribution should be taxable for other reasons, including if the IRS were to agree with the conclusions in the Tax Opinion that are not covered by the Private Letter Ruling.

If the distribution ultimately were to be determined to be taxable, Demand Media would be subject to tax as if it had sold our common stock in a taxable sale for its fair market value, and our initial public stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them.  Under the Tax Matters Agreement, we may be required to indemnify Demand Media against all or a portion of the taxes incurred by Demand Media and us in the event the separation were to fail to qualify for tax-free treatment under the Internal Revenue Code (the “Code”).  Further, even if we are not responsible for tax liabilities of Demand Media and its subsidiaries under the Tax Matters Agreement, we nonetheless could be liable under applicable tax law for such liabilities if Demand Media were to fail to pay them.  If we are required to pay any liabilities under the circumstances set forth in the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.

For more information regarding potential U.S. federal income tax consequences of the separation, see the section entitled “The Spin-Off – Material U.S. Federal Income Tax Consequences” in our Form 10 filed with the SEC on July 14, 2014.

We have agreed to various restrictions to preserve the tax-free treatment of the transactions, which may reduce our strategic and operating flexibility.

To preserve the tax‑free treatment to Demand Media of the separation, under the Tax Matters Agreement that we entered into with Demand Media, we may not take any action that would jeopardize the favorable tax treatment of the distribution. The restrictions under the Tax Matters Agreement may limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our business for the two‑year period following the separation. For example, we might determine to continue to operate certain of our business operations for the foreseeable future even if a sale or discontinuance of such business might have otherwise been advantageous. Moreover, in light of the requirements of Section 355(e) of the Code, we might determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions or other strategic transactions for some period of time following the distribution. In addition, our indemnity obligation under the Tax Matters Agreement might discourage, delay or prevent a change of control transaction for some period of time following the distribution. For more information, see the sections entitled “Certain Relationships and Related Party Transactions—Agreements between Demand Media and Rightside Relating to the Separation—Tax Matters Agreement” and “The Spin‑Off—Material U.S. Federal Income Tax Consequences” in our Form 10 filed with the SEC on July 14, 2014.

We are subject to continuing contingent liabilities of Demand Media following the separation.

There are several significant areas where the liabilities of Demand Media may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the Demand Media combined tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire Demand Media combined tax reporting group for such taxable period. In connection with the separation, we entered into a Tax Matters Agreement with Demand Media that allocates the responsibility for prior period taxes of the Demand Media combined tax reporting group between our company and Demand Media. For a more detailed description, see “Certain Relationships and Related Party Transactions—Agreements between Demand Media and Rightside Relating to the Separation—Tax Matters Agreement”  in our Form 10 filed with the SEC on July 14, 2014. If Demand Media were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax‑qualified pension plans, as well as other contingent liabilities.

A number of our directors and officers and entities related to them continue to own a substantial amount of Demand Media common stock and options to purchase Demand Media stock, and we have overlapping board membership and management with Demand Media, which may lead to conflicting interests.

As a result of the spin‑off, some of our board members will also serve as executive officers and/or board members of Demand Media. Neither we nor Demand Media will have any ownership interest in the other. Our executive officers and members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Demand Media have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. In addition, a number of our directors and officers and entities related to them continue to own a substantial amount of Demand Media common stock and options to purchase Demand Media stock. The direct interests of our directors and officers and related entities in common stock of Demand Media could create, or appear to create, potential conflicts of interest with respect to matters involving both Demand Media and us that could have different implications for Demand Media than they do for us.

As a result of the foregoing, there may be the potential for a conflict of interest when we or Demand Media consider acquisitions and other corporate opportunities that may be suitable for each of them. In addition, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Demand Media and us regarding the terms of the agreements governing the internal reorganization, the distribution and the relationship thereafter between the companies, including with respect to the indemnification of certain matters. From time to time, we may enter into transactions with Demand Media and/or its subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to us, Demand Media, or any of their subsidiaries or affiliates as would be the case where there is no overlapping officer or director or ownership of both companies. See “Certain Relationships and Related Party Transactions—Policies and Procedures for Related Party Transactions” in our Form 10 filed with the SEC on July 14, 2014 for a discussion of certain procedures we will institute to help ameliorate any such potential conflicts that may arise.

Our overlapping directors and executive officers with Demand Media may result in the diversion of corporate opportunities to and other conflicts with Demand Media and provisions in our amended and restated certificate of incorporation may provide us no remedy in that circumstance.

Our amended and restated certificate of incorporation acknowledges that our directors and officers may also be serving as directors, officers, employees or agents of Demand Media and its subsidiaries and that we may engage in business transactions with such entities. We will renounce our rights to business opportunities offered to overlapping officers and/or directors in which we or any of our subsidiaries could have an interest or expectancy (other than business opportunities that (i) are expressly presented or offered to an overlapping officer or director in his or her capacity as a director or officer of our company, and (ii) the overlapping officer or director believes we have, or could reasonably be expected to have, the resources necessary to exploit). In addition, our amended and restated certificate of incorporation provides that none of our directors or officers who is also serving as a director, officer, employee or agent of Demand Media and its subsidiaries will be liable to us or our stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity to Demand Media or any of its subsidiaries instead of us, or does not refer or communicate information regarding such corporate opportunities to us. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between us and Demand Media or any of its subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to us, any of our subsidiaries or our or their respective stockholders. See “Description of Our Capital Stock—Certain Corporate Opportunities and Conflicts” in the Form 10 we filed with the SEC on July 14, 2014.

Potential indemnification obligations to Demand Media pursuant to the Distribution Agreement could materially and adversely affect our company.

Among other things, the Distribution Agreement provides for indemnification obligations designed to make our company financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the spin‑off. If we are required to indemnify Demand Media under the circumstances set forth in the Distribution Agreement, we may be subject to substantial liabilities.

The spin‑off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

The distribution is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (i) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return; and (ii) the entity: (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer; (b) has unreasonably small capital with which to carry on its business; or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including without limitation a trustee or debtor‑in‑possession in a bankruptcy by us or Demand Media or any of our respective subsidiaries) may bring an action alleging that the distribution or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, voiding our claims against Demand Media, requiring our stockholders to return to Demand Media some or all of the shares of our common stock issued in the distribution, or providing Demand Media with a claim for money damages against us in an amount equal to the difference between the consideration received by Demand Media and our fair market value at the time of the distribution.

The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, an entity would be considered insolvent if (i) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (ii) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (iii) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (iv) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, Demand Media or any of our respective subsidiaries were solvent at the time of or after giving effect to the distribution.

The distribution of our common stock is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware (the “DGCL”), a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although Demand Media intends to make the distribution of our common stock entirely from surplus, we cannot assure you that a court will not later determine that some or all of the distribution to Demand Media stockholders was unlawful.

Risks Relating to Owning Our Common Stock

An active, liquid and orderly market for our common stock may not develop or be sustained, and the trading price of our common stock is likely to be volatile.

Prior to the separation, there has been no public market for shares of our common stock. An active trading market for our common stock may not develop or be sustained, which could depress the market price of our common stock and could affect your ability to sell your shares. The trading price of our common stock following the distribution is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	actual or anticipated fluctuations in our quarterly financial condition and operating performance;
•	the operating and stock price performance of similar companies;
•	a shift in our investor base;

•	introduction of new services by us or our competitors;
•	success or failure of our business strategy;
•	our ability to obtain financing as needed;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	the overall performance of the equity markets;
•	the number of shares of our common stock publicly owned and available for trading;
•	threatened or actual litigation or governmental investigations;
•	changes in laws or regulations affecting our business, including tax legislation;
•	announcements by us or our competitors of significant acquisitions or dispositions;
•	any major change in our board of directors or management;
•	changes in earnings estimates by securities analysts or our ability to meet earnings guidance;
•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;
•	large volumes of sales of our shares of common stock by existing stockholders;
•	investor perception of us and our industry; and
•	general political and economic conditions, and other external factors.

In addition, the stock market in general, and the market for Internet‑related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our stock shortly following the distribution. This may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition and results of operation.

Your percentage of ownership in us may be diluted in the future.

As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees.

We may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock.

While we have no specific plan to issue preferred stock, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more series of preferred stock having such designation, powers, privileges, preferences, including preferences over our common stock respecting dividends and distributions, terms of redemption and relative participation, optional, or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our board of directors may determine. The terms of one or more series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock. For a more detailed description, see “Description of Our Capital Stock—Preferred Stock” in the Form 10 we filed with the SEC on July 14, 2014.

The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The shares of our common stock that Demand Media has distributed to its stockholders in the distribution generally may be sold immediately in the public market. Demand Media stockholders could sell our common stock received in the distribution if we do not fit their investment objectives, such as minimum market capitalization requirements or specific business sector focus requirements, or, in the case of index funds, if we are not part of the index in which they invest. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after the distribution, and the perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We also may issue our shares of common stock from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, we may also grant registration rights covering those shares in connection with any such acquisitions and investments.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

For as long as we are an “Emerging Growth Company,” we are exempt from certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies, and we cannot be certain if the reduced reporting requirements applicable to “Emerging Growth Companies” will make our common stock less attractive to investors.

In April 2012, President Obama signed into law the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “Emerging Growth Companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an “Emerging Growth Company,” which is defined as a company with annual gross revenue of less than $1.0 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700.0 million or more in securities held by non‑affiliated holders. We will remain an “Emerging Growth Company” until the earliest to occur of:

•	the last day of the fiscal year during which our total annual revenue equals or exceeds $1.0 billion (subject to adjustment for inflation),
•	the last day of the fiscal year in which we become a “large accelerated filer” under the Exchange Act, or
•	the date on which we have, during the previous three‑year period, issued more than $1.0 billion in non‑convertible debt.

For as long as we are an “Emerging Growth Company,” which may be up to five full fiscal years, if we elect to take advantage of applicable JOBS Act provisions, unlike other public companies, we will not be required to (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), such as requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be adversely affected and more volatile.

As noted above, under the JOBS Act, “Emerging Growth Companies” can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We will not take advantage of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies. Our election not to take advantage of the extended transition period is irrevocable.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and are subject to other requirements that will be burdensome and costly. We may not timely complete our analysis of our internal control over financial reporting, or these internal controls may be determined to be ineffective, which could adversely affect investor confidence in us and, as a result, the value of our common stock.

We have historically operated our business as part of a larger public company. Following consummation of the separation, we are required to file with the SEC annual, quarterly and current reports that are specified in Section 13 of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we will become subject to other reporting and corporate governance requirements, including the requirements of Nasdaq, and certain provisions of the Sarbanes‑Oxley Act and the regulations promulgated thereunder, which will impose significant compliance obligations upon us. As a public company, we are required to:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and the Nasdaq Listing Rules;
•	create or expand the roles and duties of our board of directors and committees of the board of directors;
•	institute more comprehensive financial reporting and disclosure compliance functions;
•	supplement our internal accounting and auditing function, including hiring additional staff with expertise in accounting and financial reporting for a public company;
•	enhance and formalize closing procedures at the end of our accounting periods;
•	enhance our internal audit function;
•	enhance our investor relations function;
•	establish new internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

These changes will require a significant commitment of additional resources, particularly after we are no longer an “Emerging Growth Company.” We may not be successful in implementing these requirements and implementing them could adversely affect our business or results of operations. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We expect to devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes‑Oxley Act, including costs associated with auditing and legal fees and accounting and administrative staff. In addition, Section 404(a) under the Sarbanes‑Oxley Act requires that we assess the effectiveness of our controls over financial reporting. Our future compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or cause us to suffer adverse regulatory consequences or violate applicable stock exchange listing rules. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Because we are an “Emerging Growth Company” under the JOBS Act, we will not be required to comply with Section 404(b) of the Sarbanes‑Oxley Act, which would require our independent auditors to issue an opinion on their audit of our internal control over financial reporting, until the later of the year following our first annual report required to be filed with the SEC and the date we are no longer an “Emerging Growth Company.” See “For as long as we are an “Emerging Growth Company,” we are exempt from certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies, and we cannot be certain if the reduced reporting requirements applicable to “Emerging Growth Companies” will make our common stock less attractive to investors” above. If, once we are no longer an “Emerging Growth Company,” our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock, could decline.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment and, therefore, may depress the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors, including, among other things:

•	a classified board of directors with three‑year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	limitations on the removal of directors;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, the Chief Executive Officer, the president (in absence of a Chief Executive Officer) or our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror from amending our certificate of incorporation or bylaws to facilitate a hostile acquisition;

•

the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquiror from amending the bylaws to facilitate a hostile acquisition; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We believe these provisions protect our stockholders from coercive or harmful takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with adequate time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. These provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a transaction involving a change in control of the company that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

We are also subject to certain anti‑takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, our board of directors has approved the transaction.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine. Our certificate of incorporation further provides that any person or entity purchasing or acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions described above. This forum selection provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Item 6.  Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit Number	Description
10.1

Amendment to Non-Executive Chairman Agreement between Rightside Group, Ltd., David E. Panos and Demand Media, Inc. dated June 24, 2014 (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3,2014 (File No. 001-36262)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Rightside Group, Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHTSIDE GROUP, LTD.
Date: August 27, 2014	By	/s/ Taryn J. Naidu
Taryn J. Naidu
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 27, 2014	By:	/s/ Tracy Knox
Tracy Knox
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Amendment to Non-Executive Chairman Agreement between Rightside Group, Ltd., David E. Panos and Demand Media, Inc. dated June 24, 2014 (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-3626)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Rightside Group, Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.