Form 10-Q
period 2014-09-30
RIGHTSIDE GROUP, LTD.
filed 2014-11-14
CIK 1589094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of registrant’s common stock outstanding as of November 10, 2014 was 18,492,644.

RIGHTSIDE GROUP, LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Rightside Group, Ltd.

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$50,887	$66,833
Accounts receivable	19,378	9,176
Prepaid expenses and other current assets	6,006	4,395
Deferred registration costs	73,491	66,273
Total current assets	149,762	146,677
Deferred registration costs	14,309	12,514
Property and equipment, net	11,213	14,456
Intangible assets, net	22,049	15,268
Goodwill	103,042	103,042
Deferred tax assets	8,076	6,314
gTLD deposits	25,765	21,252
Other assets	4,731	1,998
Total assets	$338,947	$321,521

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,723	$7,585
Accrued expenses and other current liabilities	20,482	18,787
Debt	1,125	-
Deferred tax liabilities	26,642	24,157
Deferred revenue	92,486	80,999
Total current liabilities	148,458	131,528
Deferred revenue, less current portion	18,760	16,544
Debt, less current portion	24,573	-
Other liabilities	1,052	693
Total liabilities	192,843	148,765
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.0001 par value per share
Authorized shares: 100,000 and 0
Shares issued and outstanding: 18,487 and 0	2
Preferred stock, $0.0001 par value per share
Authorized shares: 20,000 and 0
Shares issued and outstanding: 0 and 0	-
Additional paid-in capital	140,426
Accumulated other comprehensive income	-	577
Retained earnings	5,676
Parent company investment	-	172,179
Total stockholders' equity	146,104	172,756
Total liabilities and stockholders' equity	$338,947	$321,521

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$48,774	$45,506	$140,015	$139,620
Service costs (exclusive of amortization of intangible assets shown separately below)	41,550	37,232	119,612	108,661
Sales and marketing	2,239	2,426	7,210	7,790
Product development	2,667	2,620	9,592	7,865
General and administrative	5,690	6,590	17,869	18,639
Amortization of intangible assets	1,931	1,877	5,530	6,093
Gain on other assets, net	(8,558)	(1,336)	(14,303)	(2,565)
Interest expense	701	-	701	-
Other expense (income), net	65	25	(1,232)	44
Income (loss) before income taxes	2,489	(3,928)	(4,964)	(6,907)
Income tax benefit	(1,608)	(1,366)	(1,650)	(1,930)
Net income (loss)	$4,097	$(2,562)	$(3,314)	$(4,977)

Net income (loss) per share attributable to common stockholders
Basic	$0.22	$(0.14)	$(0.18)	$(0.27)
Diluted	$0.22	$(0.14)	$(0.18)	$(0.27)

Weighted average shares used in computing net income (loss) per share
Basic	18,444	18,413	18,424	18,413
Diluted	18,488	18,413	18,424	18,413

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$4,097	$(2,562)	$(3,314)	$(4,977)
Other comprehensive income (loss):
Realized gain on available-for-sale securities, net of tax expense of $329	-	-	(577)	-
Comprehensive income (loss)	$4,097	$(2,562)	$(3,891)	$(4,977)

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Parent company	Common stock		Additional paid-in	Retained	Accumulated other Comprehensive
	investment	Shares	Amount	capital	earnings	income (loss)	Total
Balances at December 31, 2013	$172,179	-	$-	$	$	$577	$172,756
Realized gain on available-for-sale securities, net of tax	-					(577)	(577)
Net loss prior to spin-off	(8,990)						(8,990)
Net decrease in parent company investment	(28,045)					-	(28,045)
Capitalization at spin-off	(135,144)	18,413	2	135,142			-
Balances as of August 1, 2014	$-	18,413	$2	$135,142	$-	$-	$135,144
Stock option exercises and vesting of restricted stock units		74	-	44			44
Stock warrants issued				4,441			4,441
Stock-based compensation				799			799
Net income after spin-off					5,676	-	5,676
Balances at September 30, 2014	$-	18,487	$2	$140,426	$5,676	$-	$146,104

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(3,314)	$(4,977)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,560	11,054
Amortization of discount and issuance costs on debt	241	-
Deferred income taxes	(1,670)	(1,936)
Stock-based compensation	4,427	7,271
Gain on gTLD application withdrawals, net	(14,303)	(2,565)
Gain on sale of marketable securities	(1,362)	-
Other	(342)	(760)
Change in operating assets and liabilities:
Accounts receivable, net	(914)	1,093
Prepaid expenses and other current assets	(1,267)	(869)
Deferred registration costs	(9,013)	(8,414)
Deposits with registries	(13)	(400)
Other long-term assets	(1,830)	(1,606)
Accounts payable	(715)	1,759
Accrued expenses and other liabilities	2,852	(1,305)
Deferred revenue	13,702	10,196
Net cash (used in) provided by operating activities	(1,961)	8,541
Cash flows from investing activities
Purchases of property and equipment	(3,632)	(8,149)
Purchases of intangible assets	(1,609)	(2,111)
Payments and deposits for gTLD applications	(19,450)	(405)
Proceeds from gTLD withdrawals, net	10,339	2,876
Change in restricted cash	(345)	-
Proceeds from sale of marketable securities	1,362	-
Other	341	784
Net cash used in investing activities	(12,994)	(7,005)
Cash flows from financing activities
Principal payments on capital lease obligations	(101)	(163)
Proceeds from debt	30,000	-
Proceeds from stock option exercises	44	-
Issuance costs related to debt financings	(3,050)	-
Net (decrease) increase in parent company investment	(27,884)	16,770
Net cash (used in) provided by financing activities	(991)	16,607
Change in cash and cash equivalents	(15,946)	18,143
Cash and cash equivalents, beginning of period	66,833	40,593
Cash and cash equivalents, end of period	$50,887	$58,736

Supplemental disclosure of cash flows:
Warrants issued in connection with debt	$4,441	$-
Cash paid for interest	432	-

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Notes to Financial Statements (Unaudited)

1.  Company Background, Separation from Demand Media and Basis of Presentation

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

We were incorporated on July 11, 2013, as a direct, wholly owned subsidiary of Demand Media, a New York Stock Exchange (“NYSE”) listed company that, prior to the spin-off, was a diversified digital media and domain name services company. Prior to our separation from Demand Media on August 1, 2014, Demand Media owned all of the outstanding shares of our capital stock. We have one class of common stock issued and outstanding, and no preferred stock outstanding. In connection with the spin‑off, Demand Media contributed or transferred certain of the subsidiaries and assets relating to Demand Media’s domain name services business to us, and we or our subsidiaries assumed all of the liabilities relating to Demand Media’s domain name services business.

We provide domain name registration and related value‑added service subscriptions to third parties through our wholly owned subsidiaries, eNom, Incorporated (“eNom”) and Name.com. We are also a significant participant in the substantial expansion of the number of available generic Top Level Domains (“gTLDs”) by the Internet Corporation for Assigned Names and Numbers (“ICANN”), with the first gTLDs delegated in October 2013 (the “New gTLD Program”). As part of the New gTLD Program, our domain name services business entered into its first registry operator agreements with ICANN, becoming an accredited registry for new gTLDs, and eNom and Name.com also entered into contracts necessary to participate in the New gTLD Program. We began to provide back‑end domain name registry and related services for gTLDs owned by third‑party domain name registries and we have operations for our own gTLDs.

Separation from Demand Media

Immediately prior to the separation, the authorized shares of Rightside capital stock were increased from 1,000 shares to 120.0 million shares, divided into the following classes: 100.0 million shares of common stock, par value $0.0001 per share, and 20.0 million shares of preferred stock, par value $0.0001 per share. The 1,000 shares of Rightside common stock, par value $0.0001 per share, that were previously issued and outstanding were automatically reclassified as and became 18.4 million shares of common stock, par value $0.0001 per share. The separation was effected by Demand Media through a tax-free dividend involving the distribution of all Rightside common stock held by Demand Media to Demand Media’s stockholders on August 1, 2014.

Upon effectiveness of the separation, holders of Demand Media common stock received one share of Rightside common stock for every five shares of Demand Media common stock they held on the record date. Following completion of the separation, Rightside became an independent, publicly traded company on the NASDAQ Global Select Market using the symbol: “NAME.”

As part of the separation, we entered into various agreements with Demand Media which provide for the allocation between Rightside and Demand Media of certain assets, liabilities, and obligations, and govern the relationship between Rightside and Demand Media after the separation. The agreements became effective as of August 1, 2014, and include the following: Separation and Distribution Agreement, Transition Services Agreement, Employee Matters Agreement and Tax Matters Agreement.

Basis of Presentation

After the separation on August 1, 2014, our financial statements are presented on a consolidated basis, as we became a separate consolidated group. Our balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows include the accounts of Rightside and our wholly-owned subsidiaries.  These consolidated financial statements reflect our financial position, results of operations, statement of comprehensive income (loss), equity and cash flows as a separate company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Prior to the separation on August 1, 2014, our financial statements were prepared on a condensed combined basis and presented as carve-out financial statements, as we were not a separate consolidated group.  Our financial statements were derived from the financial statements and accounting records of Demand Media.

We have prepared the accompanying unaudited financial statements in accordance with GAAP for interim financial reporting. All intercompany accounts and transactions were eliminated in consolidation. In our opinion, we have included all adjustments necessary for a fair presentation. These adjustments consist of normal recurring items. We will refer to condensed combined and condensed consolidated financial statements as “financial statements,” “balance sheets,” “statement of operations,” “statement of cash flow” and “statement of stockholders’ equity” herein.

Prior to the separation on August 1, 2014, our financial statements assume the allocation to us of certain Demand Media corporate expenses relating to Rightside (refer to Note 13—Transactions with Related Parties and Parent Company Investment for further information). The accounting for income taxes is computed for our company on a separate tax return basis (refer to Note 9—Income Taxes for further information).

All significant intercompany accounts and transactions, other than those with Demand Media, have been eliminated in preparing the financial statements. All transactions between us and Demand Media have been included in these financial statements and are deemed to be settled. The total net effect of the settlement of these transactions is reflected in the statements of cash flow as a financing activity and in the combined balance sheets as “Parent company investment.” Parent company investment in the balance sheets represents Demand Media’s historical investment in our company, the net effect of cost allocations from transactions with Demand Media and our accumulated earnings.

Prior to the separation on August 1, 2014, the financial statements included expense allocations for certain: (1) corporate functions historically provided by Demand Media, including, but not limited to, finance, legal, information technology, human resources, communications, compliance, and other shared services; (2) employee benefits and incentives; and (3) stock‑based compensation.

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

We have prepared the unaudited interim financial statements on the same basis as the audited financial statements and have included all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position, results of operations, and cash flows. The results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results expected for the full year. The balance sheet as of December 31, 2013, has been derived from our audited combined financial statements for the year ended

December 31, 2013, included in our Form 10 as filed with the Securities and Exchange Commission (“SEC”) on July 14, 2014.

The interim unaudited financial statements have been prepared in accordance with GAAP. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited combined financial statements and notes thereto included in our Form 10 as filed with the SEC on July 14, 2014.

2.  Summary of Significant Accounting Policies

Refer to our audited combined financial statements included in our Form 10 as filed with the SEC on July 14, 2014, for a complete discussion of all significant accounting policies.

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-2), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-2 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. ASU 2013-2 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted ASU 2013-2 in the first quarter of fiscal 2014. The adoption of ASU 2013-2 did not have a significant impact on our financial statements, but did require additional disclosures.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is not permitted. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact that this updated standard will have on our financial statements and footnote disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15 related to going concern. The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

3.  Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Computers and other related equipment	$15,772	$19,180
Purchased and internally developed software	19,266	19,546
Furniture and fixtures	906	775
Leasehold improvements	1,329	1,278
Property and equipment, gross	37,273	40,779
Less accumulated depreciation	(26,060)	(26,323)
Property and equipment, net	$11,213	$14,456

Depreciation and software amortization expense, including the acceleration of depreciation, as a result of the shortening of the estimated useful lives for certain assets of $0.8 million in the first quarter of 2014, is shown by classification below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service costs	$1,236	$1,341	$4,435	$3,984
Sales and marketing	8	23	43	76
Product development	28	41	110	133
General and administrative	417	284	1,442	768
Total depreciation and amortization	$1,689	$1,689	$6,030	$4,961

4.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2014
	Gross
	carrying	Accumulated
	amount	amortization	Net
Owned website names	$17,204	$(11,271)	$5,933
Customer relationships	20,842	(17,938)	2,904
Technology	7,954	(7,907)	47
Non-compete agreements	207	(71)	136
Trade names	5,468	(2,086)	3,382
gTLDs	10,129	(482)	9,647
	$61,804	$(39,755)	$22,049

	December 31, 2013
	Gross
	carrying	Accumulated
	amount	amortization	Net
Owned website names	$18,580	$(11,534)	$7,046
Customer relationships	20,976	(17,119)	3,857
Technology	7,990	(7,896)	94
Non-compete agreements	207	(42)	165
Trade names	5,468	(1,743)	3,725
gTLDs	381	-	381
	$53,602	$(38,334)	$15,268

Identifiable finite‑lived intangible assets are amortized on a straight‑line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Amortization expense by classification is shown below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service costs	$1,498	$1,337	$4,221	$3,955
Sales and marketing	323	466	924	1,922
Product development	5	5	14	14
General and administrative	105	69	371	202
Total amortization	$1,931	$1,877	$5,530	$6,093

Estimated future amortization expense related to intangible assets held at September 30, 2014 (in thousands):

Years Ending December 31,	Amount
2014 (October 1, 2014, to December 31, 2014)	$1,883
2015	5,162
2016	3,380
2017	2,052
2018	1,897
Thereafter	7,675
Total	$22,049

5.  Other Assets

Other long‑term assets and gTLD deposits consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Deposits for gTLD applications	$25,765	$21,252
Other	4,731	1,998
Other assets	$30,496	$23,250

We paid $19.5 million during the nine months ended September 30, 2014, and $3.9 million during the year ended December 31, 2013, for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. as described in Note 8— Commitments and Contingencies. These deposits would be applied to the purchase of the gTLD if we are awarded the gTLD operator rights or these deposits may be returned to us if we withdraw our interest in the gTLD application.

The net gain related to the withdrawals of our interest in certain gTLD applications was $8.6 million for the three months ended September 30, 2014, and $14.3 million for the nine months ended September 30, 2014. The net gain related to the withdrawals of our interest in certain gTLD applications was $1.3 million for the three months ended September 30, 2013, and $2.6 million for the nine month periods ended September 30, 2013. We recorded these gains in gain on other assets, net on the statements of operations.

Other assets include $1.2 million as of September 30, 2014, and $0.9 million as of December 31, 2013, of restricted cash comprising a collateralized letter of credit connected with the SVB Credit Facility. Subsequent to September 30, 2014, the restriction was released and we reclassified the $1.2 million to cash and cash equivalents. .

6.  Other Balance Sheet Items

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accounts receivable—trade	$6,377	$5,515
gTLD deposit receivable	9,080	-
Receivables from registries	3,921	3,661
Accounts receivable	$19,378	$9,176

Based on the nature of our business transactions, we do not have an allowance for uncollectible receivables.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Customer deposits	$8,116	$7,065
Accrued payroll and related items	2,980	3,052
Commissions payable	2,189	2,209
Domain owners’ royalties payable	1,262	1,193
Other	5,935	5,268
Accrued expenses and other current liabilities	$20,482	$18,787

7.  Debt

Silicon Valley Bank Credit Facility

In August 2014, we entered into a $30.0 million revolving credit facility (“SVB Credit Facility”) with Silicon Valley Bank (“SVB”). Under this facility we may repay and reborrow until the maturity date in August 2017. The SVB Credit Facility includes a letter of credit sub-limit of up to $15.0 million.

The SVB Credit Facility provides us with the option to select the annual interest rate on borrowings in an amount equal to: (1) a base rate determined by reference to the highest of: (a) the prime rate; (b) 0.50% per annum above the federal funds effective rate; and (c) the Eurodollar base rate for an interest period of one month plus 1.00%, plus a margin ranging from 1.00% to 1.50%, depending on our consolidated senior leverage ratio (as determined under the SVB Credit Facility), or (2) a Eurodollar base rate determined by reference to LIBOR for the interest period equivalent to such borrowing adjusted for certain reserve requirements, plus a margin ranging from 2.00% to 2.50%, depending on our consolidated senior leverage ratio (as determined under the SVB Credit Facility).

We pay fees on the portion of the facility that is not drawn.  The unused fee is payable to SVB in arrears on a quarterly basis in an amount equal to 0.250% multiplied by the daily amount by which the aggregate commitments exceed the sum of the outstanding amount of loans and the outstanding amount of letter of credit obligations.

The SVB Credit Facility allows SVB to require mandatory prepayments of outstanding borrowings from amounts otherwise required to prepay term loans under the Tennenbaum Credit Facility.

The SVB Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants. This facility has financial covenants, including a requirement that we maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated senior leverage ratio, a maximum consolidated net leverage ratio, and minimum liquidity.  As of September 30, 2014, we were in compliance with the covenants under the SVB Credit Facility.

We incurred $0.5 million in fees to establish this facility that we have capitalized on our balance sheet as deferred financing costs, which we will amortize on a straight-line basis into interest expense over the term of the SVB Credit Facility. As of September 30, 2014, we had letters of credit with a face amount of $11.0 million that were issued under the SVB Credit Facility.  We have made no other borrowings under this facility.

Tennenbaum Credit Facility

In August 2014, we entered into a $30.0 million term loan credit facility with certain funds managed by Tennenbaum Capital Partners LLC (the “Tennenbaum Credit Facility”). Under this facility, interest is based on a rate per year equal to LIBOR plus 8.75%. Interest on the term loans is payable quarterly, beginning September 30, 2014. Quarterly principal payments of $375,000 on the term loan begin March 31, 2015. Once repaid, the term loans may not be reborrowed. All amounts outstanding under the facility are due and payable in full on the maturity date in August 2019. We may prepay any principal amount outstanding on the term loan plus a premium of 4.00% (if prepaid in the first year), 2.50% (second year), 1.00% (third year), and 0.00% thereafter, plus customary “breakage” costs with respect to LIBOR loans.

Under this facility we are subject to mandatory prepayments from 50% of excess cash flow, which is paid on the first of the following to occur:  (1) maturity, termination or refinancing of the SVB Credit Facility or the acceleration and termination of the SVB Credit Facility, or (2) from the excess cash flow as of December 31, 2014, and each subsequent fiscal year thereafter.  In addition, mandatory prepayments, to the extent not used to prepay loans and cash collateralize letters of credit and permanently reduce the commitments under the SVB Credit Facility, are required from certain asset sales and insurance and condemnation events, subject to customary reinvestment rights. Mandatory prepayments are also required from the issuances of certain indebtedness. These mandatory prepayments are subject to a prepayment premium that is the same as for voluntary prepayments.

The Tennenbaum Credit Facility contains financial covenants and customary representations and warranties, events of default and affirmative and negative covenants. As of September 30, 2014, we were in compliance with the covenants under the Tennenbaum Credit Facility.

In connection with the Tennenbaum Credit Facility, we issued warrants to purchase up to an aggregate of 997,710 shares of common stock. The warrants have an exercise price of $15.05 per share and will be exercisable in accordance with their terms at any time on or after February 6, 2015, through August 6, 2019. The warrants contain a “cashless exercise” feature that allows the warrant holders to exercise such warrants by surrendering a number of shares underlying the portion of the warrant being exercised with a fair market value equal to the aggregate exercise price payable to us.

We estimated the fair value of the warrants by using the Black-Scholes Option Pricing Method ("Black-Scholes"). Under the Black-Scholes approach our key assumptions included the following: stock price of $14.49, strike price of $15.05, volatility of 42.44%, risk-free rate of 1.67%, dividend yield of 0% and 5 year term. We used the resulting fair value to allocate the proceeds from the Tennenbaum Credit Facility between liability and equity.

Since the warrants are classified as equity, we allocated the proceeds from the debt and warrants using the relative fair value method.  Under this method we allocated $4.4 million to the warrants which we recorded to equity, with the remaining portion assigned to the liability component.  The excess of the principal amount of the credit facility over its carrying value of $25.6 million represents a note discount that we will amortize to interest expense over the term of the Tennenbaum Credit Facility.

We incurred $3.2 million in fees to establish the Tennenbaum Credit Facility that we have capitalized on our balance sheet as deferred financing costs, which we will amortize on an effective interest method into interest expense over the term of the SVB Credit Facility.

We estimated the fair value of the Tennenbaum Credit Facility using a discounted cash flow model with Level 3 inputs.  Under this approach, we estimated the fair value to approximate its carrying value of $25.7 million as of September 30, 2014.

The following table presents our debt outstanding on the Tennenbaum Credit Facility (in thousands):

September 30, 2014
Principal	30,000
Unamortized note discount	(4,302)
Carrying value	25,698

The following table presents the interest expense on the Tennenbaum Credit Facility (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Contractual interest expense	$424	$-	$424	$-
Amortization of issuance costs	100	-	100	-
Amortization of note discount	138	-	138	-
Total	$662	$-	$662	$-
Effective interest rate	16.4%	-%	16.4%	-

8.  Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations and lease certain equipment under non‑cancelable operating and capital leases. Our leases expire between August 2015 and April 2019. In February 2014, we executed the First Amendment to Lease to obtain additional space for our headquarters in Kirkland, Washington and to extend the lease to April 2019.

Letters of Credit

We have issued letters of credit totaling $11.0 million under our SVB Credit Facility as of September 30, 2014.

Credit Facilities

In August 2014, we entered into the $30.0 million Tennenbaum Credit Facility, which matures in August 2019. The principal amount of the term loans is scheduled to be repaid in quarterly installments of $375,000 beginning March 31, 2015. Once repaid, term loans may not be reborrowed. All amounts outstanding under the facility are due and payable in full on the maturity date in August 2019.

Litigation

From time to time, we are party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in our belief, is likely to have a material adverse effect on our future financial results.

Taxes

From time to time, various federal, state and other jurisdictional tax authorities undertake review of us and our filings. In evaluating the exposure associated with various tax filing positions, we accrue charges for possible exposures. We believe any adjustments that may ultimately be required as a result of any of these reviews will not be material to our financial statements.

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

Indemnifications Arrangements

In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware and indemnities related to our lease agreements. In addition, our advertiser and distribution partner agreements contain certain indemnification provisions, which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities, commitments and guarantees in the balance sheets.

9.  Income Taxes

Our effective tax rate differs from the statutory rate primarily as a result of state taxes and nondeductible stock option expenses. The effective tax rate was (64.6%) for the three months ended September 30, 2014, and 33.2% for the nine months ended September 30, 2014, compared to 34.8% for the three months ended September 30, 2013, and 27.9% for the nine months ended September 30, 2013.

We recorded an income tax benefit of $1.6 million during the three months ended September 30, 2014, compared to an income tax benefit of $1.4 million during the same period in 2013. The increase was primarily due to increased book losses from our domestic operations during the period, which were not offset by books gains in our international operations.

We recorded an income tax benefit of $1.6 million during the nine months ended September 30, 2014, compared to an income tax benefit of $1.9 million during the same period in 2013, representing a decreased benefit of $0.3 million. The decreased benefit was primarily due to the reversal of deferred tax assets as a result of cancelled stock options in the 2014 periods as compared to the 2013 periods.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the three or nine months ended September 30, 2014 or 2013, and we do not expect our uncertain tax position to change materially during the next 12 months. We file a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the Internal Revenue Service and various state authorities.

10.  Employee Benefit Plan

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all our full‑time employees who meet certain eligibility requirements. Eligible employees may defer up to 90% of their pre‑tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Effective January 1, 2013, we began matching a portion of the employee contributions under the 401(k) Plan up to a defined maximum. Our contributions to the 401(k) Plan were $0.2 million, and $0.1 million for the three months ended September 30, 2014 and 2013, and $0.5 million and $0.4 million for the nine months ended September 30, 2014 and 2013.

11.  Stock‑based Compensation

Our stock-based award plan grants restricted stock, stock options, stock bonuses, stock appreciation rights, and restricted stock units (“RSUs”).

On August 1, 2014, as part of the spin-off and the resulting conversion of equity awards, we had 1.1 million RSUs and options outstanding. Stock option holders received one Rightside stock option for every five Demand Media stock options.  Holders of RSUs received 1.71 Rightside RSUs for every five Demand Media RSUs.

In August 2014, we granted 0.4 million RSUs related to new employee, executive and board of director grants. The stock-based award information presented in this note has been updated to reflect the conversion of equity awards that occurred on August 1, 2014.

As of September 30, 2014, we had 2.6 million shares of common stock reserved for future grants under our equity plan.  Our stock-based awards generally vest over four years and are subject to the employee’s continued employment with us.  We also estimate forfeiture rates at the time of grants and revise the estimates in subsequent periods if actual forfeitures differ from our estimates. We record share-based compensation net of estimated forfeitures.

The following table summarizes the stock‑based compensation expense related to stock‑based awards that has been included in the following line items within the statements of operations for each of the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service costs	$90	$117	$272	$341
Sales and marketing	149	421	992	1,253
Product development	202	389	781	869
General and administrative	715	1,577	2,381	4,808
Total stock-based compensation expense	$1,156	$2,504	$4,426	$7,271

The following table presents our stock option activity for the nine months ended September 30, 2014, recast to reflect the conversion of five Demand Media stock options to one Rightside stock option on August 1, 2014 (in thousands, except for per share amounts and contractual term):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	335	$15.42	-	$167
Exercised	(6)	7.88	-
Outstanding as of September 30, 2014	329	15.55	4.56	157
Exercisable as of September 30, 2014	329	15.55	4.56	157

The following table presents a summary of restricted stock unit award activity for the nine months ended September 30, 2014, recast to reflect the conversion of five Demand Media RSUs to 1.71 Rightside RSUs (in thousands, except for per share amounts):

	Shares	Weighted Average Share Value
Outstanding as of December 31, 2013	679	$24.54
Granted	537	12.77
Vested	(106)	23.68
Cancelled	(48)	20.56
Outstanding as of September 30, 2014	1,062	18.82

As of September 30, 2014, we had $8.7 million of unrecognized stock-based compensation, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.9 years.

12.  Business Segments

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

Revenue derived from our Domain name services and Aftermarket and other service offering is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Domain name services	$41,332	$36,034	$118,432	$104,366
Aftermarket and other	7,442	9,472	21,583	35,254
Total revenue	$48,774	$45,506	$140,015	$139,620

13.  Transactions with Related Parties and Parent Company Investment

Prior to the separation on August 1, 2014, our financial statements included direct costs of Rightside incurred by Demand Media on our behalf and an allocation of certain general corporate costs incurred by Demand Media. Direct costs include finance, legal, human resources, technology development, and other services and have been determined based on a direct basis when identifiable, with the remainder allocated on a pro rata basis calculated as a percentage of our revenue, headcount or expenses to Demand Media’s consolidated results. General corporate costs include, but are not limited to, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of general corporate costs are based primarily on estimated time incurred and/or activities associated with us. Management believes the allocations of corporate costs from Demand Media are reasonable. Costs incurred by Demand Media to complete the spin‑off have not been allocated to us. However, the financial statements may not include all of the costs that would have been incurred had we been a stand‑alone company during the periods presented and may not reflect our financial position, results of operations and cash flows had we been a stand‑alone company during the periods presented.

Prior to the separation on August 1, 2014, we recorded the following costs incurred and allocated by Demand Media in our statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service costs	$899	$2,822	$6,231	$8,125
Sales and marketing	80	527	1,499	1,654
Product development	180	446	2,280	1,161
General and administration	1,758	5,189	11,500	15,079
Total allocated expenses	$2,917	$8,984	$21,510	$26,019

The table above includes allocated stock‑based compensation of $0.1 million and $1.4 million for the three months ended September 30, 2014 and 2013, and $0.8 million and $4.4 million for the nine months ended September 30, 2014 and 2013, for the employees of Demand Media whose cost of services was partially allocated to us.

The table below presents the activity that comprises the decrease in parent company investment for the nine months ended September 30, 2014 (in thousands):

Nine months ended
September 30, 2014
Cash transfer to Demand Media, net	$45,735
Stock based compensation from equity awards	(809)
Allocated expenses, assets and liabilities, net	(16,881)
Net decrease in parent company investment	$28,045

14.  Fair Value of Financial Instruments

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

We chose not to elect the fair value option for our financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as trade accounts receivable, trade payables and debt, are reported at their carrying values.

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, receivables from domain name registries, registry deposits, restricted cash, accounts payable, debt, accrued liabilities and customer deposits approximate fair value because of their short maturities. Our investments in marketable securities are recorded at fair value. Certain assets, including equity investments, investments held at cost, goodwill and intangible assets are also subject to measurement at fair value on a nonrecurring basis, if they are deemed to be impaired as the result of an impairment review.

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income or expense. For the year ended December 31, 2013, unrealized gain on marketable securities was $0.9 million. During the first quarter 2013, we sold all of our marketable securities, resulting in a reclassification of $0.9 million of unrealized gain on marketable securities from accumulated other comprehensive income to other (expense) income, net. The sale of our marketable securities resulted in total realized gains of $1.4 million, which are included in other income (expense), net.

15. Earnings (loss) per share

 Basic and diluted earnings (loss) per share were calculated using the following (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$4,097	$(2,562)	$(3,314)	$(4,977)
Weighted average number of shares outstanding:
Basic	18,444	18,413	18,424	18,413
Dilutive effect of stock-based equity awards	44	0	0	0
Dilutive effect of warrants	0	0	0	0
Diluted	18,488	18,413	18,424	18,413
Net income (loss) per share attributable to common stockholders
Basic	$0.22	$(0.14)	$(0.18)	$(0.27)
Diluted	$0.22	$(0.14)	$(0.18)	$(0.27)

On August 1, 2014, the 1,000 shares of Rightside common stock, par value $0.0001 per share, issued and outstanding immediately prior to the separation from Demand Media, Inc. were automatically reclassified as and became 18.4 million shares of common stock, par value $0.0001 per share. Basic and diluted earnings per share and the weighted average number of shares outstanding were retrospectively updated to reflect these transactions.

16. Subsequent Events

Namecheap Senior Unsecured Promissory Note Receivable

In October 2014, we entered into an agreement with Namecheap, Inc. (“Namecheap”), whereby Namecheap issued a Senior Unsecured Promissory Note (the “Note”) to us for $2.5 million that accrues interest at a rate determined in part by reference to the six-month LIBOR rate. Namecheap may use the proceeds from the Note for general corporate purposes. Once the Note has been repaid by Namecheap, no portion of the Note may be reborrowed.

The Note matures on December 31, 2014, and may be extended by Namecheap up to one additional year for a maturity date through December 31, 2015, if certain conditions are met. The Note is unsecured, but we shall have a first priority lien if Namecheap proposes to raise new secured debt in excess of an agreed minimum amount. The Note is guaranteed on a senior basis by each domestic subsidiary of Namecheap.

gTLD Application Withdrawal Gain

During October 2014 we recorded a gain on other assets of $7 million due to payments received in exchange for the withdrawals of our interest in certain gTLD applications.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “Rightside,” the “Company,” “our,” “we,” or “us” and similar terms include Rightside Group, Ltd. and its subsidiaries, unless the context indicates otherwise. “Rightside” and our other trademarks appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.  Throughout this Management’s Discussion and Analysis, where we provide discussion of the three and nine months ended September 30, 2014, compared to the same periods in 2013, we refer to the prior period as “2013”.

We were incorporated as a Delaware corporation on July 11, 2013. Prior to our spin-off from Demand Media, Inc. on August 1, 2014, we did not have any material assets or liabilities, nor did we engage in any business or other activities. Our domestic operations have historically been conducted primarily through eNom, Incorporated and its subsidiaries. The following discussion describes our financial condition and results of operations as though we were a separate company as of the dates and for the periods presented, and includes the businesses, assets, and liabilities that comprise Rightside following the spin-off. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed combined financial statements and related notes included elsewhere in this report.

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

Separation from Demand Media

Prior to August 1, 2014, Rightside was a wholly owned subsidiary of Demand Media, Inc. (“Demand Media”). In February 2013, Demand Media announced that its board of directors authorized Demand Media to pursue the separation of its business into two distinct publicly traded companies: Rightside Group, Ltd., focused on domain name services, and Demand Media, Inc., a digital media company. In January 2014, we received a private letter ruling from the Internal Revenue Service (“IRS”) confirming that the separation and the distribution of shares of Rightside common stock qualifies as a transaction that is tax-free for U.S. federal income tax purposes. On July 15, 2014, Demand Media announced that the SEC had declared the Rightside Registration Statement on Form 10 effective and that the board of directors of Demand Media had approved the separation of Rightside from Demand Media in the form of a tax-free dividend involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock on August 1, 2014. Immediately prior to the separation, the authorized shares of Rightside capital stock were increased from 1,000 shares to 120.0 million shares, divided into the following classes: 100.0 million shares of common stock, par value $0.0001 per share, and 20.0 million shares of preferred stock, par value $0.0001 per share. The 1,000 shares of Rightside common stock, par value $0.0001 per share, that were previously issued and outstanding were automatically reclassified as and became 18.4 million shares of common stock, par value $0.0001 per share. Upon the separation, holders of Demand Media common stock received one share of Rightside common stock for every five shares of Demand Media common stock held on the record date. Following completion of the separation, Rightside became an independent, publicly traded company on the NASDAQ Global Select Market using the symbol: “NAME.”

Overview

We are a leading provider of domain name services that enable businesses and consumers to find, establish, and maintain their digital address—the starting point for connecting with their online audience. Millions of digital destinations and thousands of resellers rely upon our comprehensive platform for the discovery, registration, usage and monetization of domain names. As a result, we are a leader in the multi‑billion dollar domain name services industry, with a complete suite of services that our customers use as the foundation to build their entire online presence.

We are one of the world’s largest registrars, offering domain name registration and other related services to resellers and directly to domain name registrants. Through our eNom brand, we provide infrastructure services that enable a network of more than 20,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands, including Name.com, we directly offer domain name registration services to more than 275,000 customers. As of September 30, 2014, we had more than 16 million domain names under management. In addition to domain name registration and related services, we have developed proprietary tools and services that identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of names as well as for our customers’ domain names.

We are also positioned to become a leading domain name registry through our participation in the New gTLD Program (as defined below under the section entitled “Opportunities, Challenges and Risks”). To capitalize on this opportunity, we have made significant organizational and technical investments required to operate a domain name registry. To date, we have launched into the marketplace 31 gTLDs, including,  .Rocks, .Immobilien, .Attorney and .Ninja.  We currently have an interest in active applications or registry operator agreements for approximately 75 new gTLDs. The combination of our existing registrar business and our new registry business will make us one of the largest providers of end‑to‑end domain name services in the world and uniquely positions us to capitalize on the New gTLD Program.

We are a Delaware corporation headquartered in Kirkland, Washington. We generate the substantial majority of our revenue through domain name registration subscriptions and related value‑added services. We also generate revenue from advertising on, and from the sale of domain names that are registered to our customers or ourselves.

Our revenue was $140.0 million and $139.6 million for the nine months ended September 30, 2014 and 2013.

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

•

average revenue per domain: We calculate average revenue per domain by dividing domain name services revenue for a period by the average number of domain names registered on our registrar platform in that period. The average number of domain names is the simple average of the number of domain names at the beginning and end of the period. The average revenue per domain name for partial year periods is annualized.

•	renewal rate: We define the renewal rate as the percentage of domain names on our registrar platform that are renewed after expiration of their original term.

The following table sets forth performance highlights of key business metrics for the periods presented (in millions, except for per domain and percentage data):

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
End of period domains	15.8	14.4	9.0%	15.8	14.4	9.0%
Average revenue per domain	$10.56	$10.12	4.3%	$10.32	$9.94	5.5%
Renewal rate	72.5%	69.5%		73.0%	69.1%

Opportunities, Challenges and Risks

Substantially all of our revenue is derived from domain name registrations and related value‑added service subscriptions from our wholesale and retail customers of our registrar platform. Growth in our revenue is dependent upon our ability to attract wholesale and retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value‑added service renewal rates and to grow those relationships through competitive pricing on domain name registrations, differentiated value‑added services, customer service offerings, and best‑in‑class reseller integration tools. Over the past few years our revenue growth has been driven by the addition of reseller customers with large volumes of domain names as well as the acquisition of Name.com, a leading retail registrar. Certain of these large customers account for a significant portion of our revenue, and from time to time, we enter into multi‑year agreements with those customers. For example, our top three customers account for 25% of our consolidated revenue for the nine months ended September 30, 2014. We also generate advertising revenue through our monetization platform for websites or domain names that we or our customers own. The revenue associated with these websites has recently experienced flat to declining trends due to lower traffic and advertising yields in the marketplace, which we expect to continue.

Going forward, we are diversifying our service offerings and expect to be a leading platform for offering new gTLDs, which we believe will help us attract new wholesale and retail customers as well as grow domain name registration volumes with existing customers.

The Internet Corporation for Assigned Names and Numbers (“ICANN”) has approved a framework for the significant expansion of the number of gTLDs, which ICANN began delegating in the fourth quarter of 2013 (the “New gTLD Program”). We believe that such expansion could result in an increase in the number of domain names registered on our platform. In addition to wholesale and retail customer growth opportunities in our existing registrar business, the New gTLD Program provides us with new revenue opportunities, such as the opportunity to provide the technical infrastructure for new gTLD registries operated by third parties. We also began generating cash sales as the exclusive registry operator for our portfolio of new gTLDs in the first quarter of 2014.

We incurred approximately $8.4 million of expenses related to the New gTLD Program for the year ended December 31, 2013, and $6.6 million for the nine months ended September 30, 2014. We paid $3.9 million during the year ended December 31, 2013, and $18.2 million during the year ended December 31, 2012, for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN and third parties in the pursuit of certain exclusive gTLD operator rights. We capitalized payments made for gTLD applications that are determined to embody a probable economic benefit, and such capitalized payments are included in other long‑term assets and intangible assets. As part of the New gTLD Program, we have received partial cash refunds for certain gTLD applications and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, we will continue to incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs are recognized when realized, while losses are recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which commenced in December 2013, gTLD application fees are reclassified as finite‑lived intangible assets and amortized on a straight‑line basis over their estimated useful life. We expense as incurred other costs incurred as part of this gTLD initiative and not directly attributable to the acquisition of gTLD operator rights.

Our service costs, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue. As a result of our recent growth having largely been driven by reseller customers with large volumes of domain names but from which we realize lower margins and a decreasing mix of the higher margin Aftermarket revenue, service costs as a percentage of revenue increased in 2014 compared to 2013.

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

Basis of Presentation

The businesses included within Rightside have historically operated as part of Demand Media and not as a separate stand‑alone entity. Prior to the separation on August 1, 2014, our financial statements have been prepared on a “carve‑out” basis from the consolidated financial statements of Demand Media to represent our financial position and operating results as if we had existed on a stand‑alone basis during the periods presented. Our financial statements have been derived from the consolidated financial statements and accounting records of Demand Media using the historical results of operations and historical basis of attributed assets and liabilities of Rightside’s business. These historical financial statements reflect our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). Our financial statements include certain assets, liabilities, revenue and expenses of Demand Media, which were allocated for certain functions, including general corporate expenses related to finance, legal, information technology, human resources, shared services, insurance, employee benefits and incentives, and stock‑based compensation. These attributed assets, liabilities, revenue and expenses have been allocated to us on the basis of direct usage when identifiable, and for resources indirectly used by us, allocations were based on relative headcount, revenue, or other methodology, to reflect estimated usage by the Rightside business. Management considers the allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual results that we would have incurred as an independent public company or of the results expected to occur in the future. As such, the financial statements included herein may not necessarily reflect our results of operations, financial position or cash flows in the future or what our results of operations, financial position or cash flows would have been had we been an independent company during the periods presented.

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

We began recognizing insignificant revenue from our gTLD Initiative in the fourth quarter of 2013 and began generating cash sales from the portfolio of new gTLDs we exclusively operate in the first quarter of 2014. The amount as well as the timing of revenue is uncertain and is dependent upon the timing and number of our back‑end registry customers’ launches of gTLDs, the outcome of our negotiations or auctions to acquire the operating rights for gTLD applications contested with other participants, the demand and level of user adoption of new gTLDs and the continued progress of the New gTLD Program. To the extent that our registry will offer performance incentive rebates or certain other business incentives to our partners, those incentives will be recognized as a reduction to revenue.

Costs and Expenses

Our costs and expenses consist of the following:

Service Costs

Service costs primarily consist of fees paid to registries and ICANN associated with domain name registrations, revenue‑sharing expenses, Internet connection and co‑location charges and other platform expenses including depreciation of the systems and hardware used to build and operate our services, and personnel costs related to customer service and information technology. Our service costs are dependent on a number of factors, including the volume of domain name registrations, value‑added services supported by our registrar service and the revenue share agreements we have with our domain name customers utilizing our monetization platform. In the near term, we expect higher overall registration costs as a percentage of revenue due to the recent growth in higher‑volume, lower‑margin customers as well as a mix shift of revenue toward lower‑margin domain name services revenue relative to aftermarket revenue.

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

Product Development

Product development expenses consist primarily of expenses incurred in software engineering and product development and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to develop our future service offerings. We currently anticipate that our product development expenses will increase, but remain relatively flat as a percentage of revenue as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, including our gTLD Initiative.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities‑related expenditures, as well as third party professional fees, and insurance expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. In the near term, we expect our general and administrative expenses to remain relatively flat as a percentage of revenue as we start generating revenue from our registry operations.

Amortization of Intangibles

We capitalize the purchase price of certain identifiable intangible assets acquired in connection with business combinations and to acquire domain names, including initial registration costs. We amortize these costs on a straight‑line basis over the related expected useful lives of these assets, which have a useful life of 3‑20 years on a combined basis. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We capitalize gTLD assets once they become available for their intended use and amortize them on a straight‑line basis over the remaining contractual period of the registry operator agreement, which is approximately 10 years. We expect intangible amortization expense to increase in the near term as we recognize expenses related to the gTLDs as they are launched into the market.

Stock‑based Compensation

Our costs and expenses include stock‑based compensation, which is comprised of costs associated with stock options and restricted stock units issued to employees and directors. We record the fair value of these equity‑based awards and expense their cost ratably over related vesting periods.

Gain on Other Assets, Net

Gain on other assets, net represents the gains on withdrawals of our interest in certain gTLD applications. We expect our gains and losses will vary depending upon potential gains or losses resulting from our gTLD applications as well as movements in underlying currency exchange rates, which could become more significant as we continue to expand internationally

Interest Expense

Interest expense consists primarily of interest expense on our credit facilities.

Other Income (Expense), Net

Other income (expense), net, consists primarily of realized gains related to the sale of marketable securities, transaction gains and losses on foreign currency‑denominated assets and liabilities and interest income.

.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$48,774	$45,506	$140,015	$139,620
Service costs (exclusive of amortization of intangible assets shown separately below)	41,550	37,232	119,612	108,661
Sales and marketing	2,239	2,426	7,210	7,790
Product development	2,667	2,620	9,592	7,865
General and administrative	5,690	6,590	17,869	18,639
Amortization of intangible assets	1,931	1,877	5,530	6,093
Gain on other assets, net	(8,558)	(1,336)	(14,303)	(2,565)
Interest expense	701	-	701	-
Other expense (income), net	65	25	(1,232)	44
Income (loss) before income taxes	2,489	(3,928)	(4,964)	(6,907)
Income tax benefit	(1,608)	(1,366)	(1,650)	(1,930)
Net income (loss)	$4,097	$(2,562)	$(3,314)	$(4,977)

Depreciation expense included in the above line items (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service costs	$1,236	$1,341	$4,435	$3,984
Sales and marketing	8	23	43	76
Product development	28	41	110	133
General and administrative	417	284	1,442	768
Total depreciation and amortization	$1,689	$1,689	$6,030	$4,961

Stock‑based compensation expense included in the above line items (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service costs	$90	$117	$272	$341
Sales and marketing	149	421	992	1,253
Product development	202	389	781	869
General and administrative	715	1,577	2,381	4,808
Total stock-based compensation expense	$1,156	$2,504	$4,426	$7,271

As a percentage of revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Service costs (exclusive of amortization of intangible assets shown separately below)	85	82	85	78
Sales and marketing	5	5	5	6
Product development	5	6	7	6
General and administrative	12	15	13	13
Amortization of intangible assets	4	4	4	4
Gain on other assets, net	(17)	(3)	(10)	(2)
Interest expense	1	-	-	-
Other expense (income), net	-	-	(1)	-
Income (loss) before income taxes	5	(9)	(3)	(5)
Income tax benefit	(3)	(3)	(1)	(1)
Net income (loss)	8%	(6)%	(2)%	(4)%

Revenue

Revenue by service line was as follows (in thousands, except percentage data):

	Three months ended			Nine months ended
	September 30,		Change	September 30,		Change
	2014	2013	%	2014	2013	%
Domain name services	$41,332	$36,034	15%	$118,432	$104,366	13%
Aftermarket and other	7,442	9,472	(21)%	21,583	35,254	(39)%
Total revenue	$48,774	$45,506	7%	$140,015	$139,620	0%

Domain Name Services

Domain name services revenue for the three months ended September 30, 2014, increased by $5.3 million, or 15%, to $41.3 million compared to $36.0 million in 2013. Excluding the acquisition-related benefit associated with Name.com, organic revenue growth was 10.5%. This growth was primarily due to an increase in domain name registrations associated with the continued onboarding of eNom wholesale partners as well as revenue generated from registrations of new gTLD domain names.

Domain name services revenue for the nine months ended September 30, 2014, increased by $14.0 million, or 13%, to $118.4 million compared to $104.4 million in 2013. Excluding the acquisition-related benefit associated with Name.com, organic revenue growth was 7%. This growth was primarily due to an increase in domain name registrations associated with the continued onboarding of eNom wholesale partners.

Aftermarket and Other

Aftermarket and other revenue for the three months ended September 30, 2014, decreased by $2.0 million, or 21%, to $7.4 million compared to $9.5 million in 2013. The decrease was primarily due to a $2.6 million decline in domain sales, which decreased from $4.8 million to $2.2 million, driven by lower sales of domain names in our portfolio.

Aftermarket and other revenue for the nine months ended September 30, 2014, decreased by $13.7 million, or 39%, to $21.6 million compared to $35.3 million in 2013. The decrease was primarily due to a $7.4 million decline in domain sales, which decreased from $14.2 million to $6.8 million, primarily from lower sales of domain names in our portfolio.

Additionally, our decision to eliminate low quality advertising traffic drove a $3.5 million decrease in advertising revenue while lower advertising yields, as experienced across the industry resulted in a $2.8 million decrease in advertising revenue. Advertising yields have dropped across the industry primarily due to third party advertising providers’ reduction in partner revenue shares and their lowered cost per click rates for domain parking ads.

Cost and Expenses

Costs and expenses were as follows (in thousands, except percentage data):

	Three months ended			Nine months ended
	September 30,		Change	September 30,		Change
	2014	2013	%	2014	2013	%
Service costs (exclusive of amortization of intangible assets shown separately below)	$41,550	$37,232	12%	$119,612	$108,661	10%
Sales and marketing	2,239	2,426	(8)%	7,210	7,790	(7)%
Product development	2,667	2,620	2%	9,592	7,865	22%
General and administrative	5,690	6,590	(14)%	17,869	18,639	(4)%
Amortization of intangible assets	1,931	1,877	3%	5,530	6,093	(9)%
Gain on other assets, net	(8,558)	(1,336)	541%	(14,303)	(2,565)	458%
Interest expense	701	-	N/A	701	-	N/A
Other expense (income), net	65	25	160%	(1,232)	44	(2,900)%
Income tax benefit	(1,608)	(1,366)	18%	(1,650)	(1,930)	(15)%

Service Costs

Service costs for the three months ended September 30, 2014, increased by $4.4 million, or 12%, to $41.6 million compared to $37.2 million in 2013. The increase was primarily due to a $4.9 million increase in domain name registration costs associated with our growth in registered domain names and related revenue, $0.5 million of additional network infrastructure support costs incurred to operate the new registry platform, partially offset by a decrease of $0.6 million in revenue sharing costs paid to our domain name monetization customers and a $0.4 million decrease in other service costs.

Service costs for the nine months ended September 30, 2014, increased by $10.9 million, or 10%, to $119.6 million compared to $108.7 million in 2013.The increase was primarily due to $13.2 million in domain name registration costs associated with our growth in registered domain names and related revenue, $1.7 million in network infrastructure support costs incurred to operate the new registry platform and $0.2 million in personnel costs, offset by a decrease of $3.9 million in revenue sharing costs paid to our domain name monetization customers.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2014, decreased by $0.2 million, or 8%, to $2.2 million compared to $2.4 million in 2013. The decrease was primarily due to a $0.3 million decrease in stock compensation expense due to a reduced allocation from Demand Media, $0.1 million in lower commissions as a result of reduced domain name sales, and $0.1 million less in payroll expenses, offset by an increase of $0.3 million for new marketing campaigns.

Sales and marketing expenses for the nine months ended September 30, 2014, decreased by $0.6 million, or 7%, to $7.2 million compared to $7.8 million in 2013. The decrease was primarily due to $0.4 million of lower commissions as a result of reduced domain name sales, a $0.4 million reduction in payroll expenses, a $0.3 million decrease in stock compensation expense due to a reduced allocation from Demand Media, and a $0.2 million decrease in infrastructure costs, , partially offset by an increase of $0.7 million for new marketing campaigns.

Product Development

Product development expense for the three months ended September 30, 2014, increased by $0.1 million, or 2%, to $2.7 million compared to $2.6 million in 2013. The increase was primarily due to a $0.3 million increase in personnel costs to support and develop our domain name services and registry platforms, partially offset by a decrease of $0.2 million in stock compensation expense due to a reduced allocation from Demand Media.

Product development expense for the nine months ended September 30, 2014, increased by $1.7 million, or 22%, to $9.6 million compared to $7.9 million in 2013. The increase was primarily due to a $2.2 million increase in personnel costs to support and develop our domain name services and registry platforms, partially offset by a decrease of $0.3 million in infrastructure costs and $0.1 million in stock compensation expense.

General and Administrative

General and administrative expenses for the three months ended September 30, 2014, decreased by $0.9 million, or 14%, to $5.7 million compared to $6.6 million in 2013. The decrease was primarily due to a $0.9 million decrease in stock compensation expense due to a reduced allocation from Demand Media.

General and administrative expenses for the nine months ended September 30, 2014, decreased by $0.7 million, or 4%, to $17.9 million compared to $18.6 million in 2013. The decrease was primarily due to a $2.4 million decrease in stock compensation costs due to a reduced allocation from Demand Media and a decrease of $0.3 million in facility costs, partially offset by an increase of $0.9 million in payroll and related expenses related to an increase in corporate headcount associated with becoming a separate public entity, a $0.4 million increase in depreciation expense, and a $0.2 million increase in professional services and consulting fees..

Amortization of Intangible Assets

Amortization of intangible assets expense for the three months ended September 30, 2014 and 2013 was $1.9 million.

Amortization of intangible assets expense for the nine months ended September 30, 2014, decreased by $0.6 million, or 9%, to $5.5 million compared to $6.1 million in 2013. The decrease was primarily due to $1.0 million from intangible assets acquired in business acquisitions in prior years being fully amortized, offset by an increase of $0.5 million to amortization of gTLDs.

Gain on Other Assets, Net

Gain on other assets, net for the three months ended September 30, 2014 and 2013, was $8.6 million and $1.3 million due to payments received in exchange for the withdrawals of our interest in certain gTLD applications.

Gain on other assets, net for the nine months ended September 30, 2014 and 2013, was $14.3 million and $2.6 million due to payments received in exchange for the withdrawals of our interest in certain gTLD applications.

Interest Expense

Interest expense for the three months and nine months ended September 30, 2014, consisted of interest expense on the Tennenbaum Credit Facility and SVB Credit Facility. We did not have any interest expense in 2013.

Other (Income) Expense, Net

Other (income) expense, net for the three months ended September 30, 2014, was flat compared to 2013.

Other income, net for the nine months ended September 30, 2014, was $1.2 million compared to zero in 2013. Other income, net in 2014 was primarily due to a $1.4 million gain on sale of marketable securities during first quarter 2014.

Income Tax Benefit

Income tax benefit for the three months ended September 30, 2014, was $1.6 million, compared to $1.4 million in 2013. The increase was primarily due to increased book losses from our domestic operations during the period, which were not offset by books gains in our international operations.

Income tax benefit for the nine months ended September 30, 2014, was $1.6 million compared to $1.9 million in 2013. This was primarily due to the reversal of a deferred tax asset as a result of cancelled stock options.

Liquidity and Capital Resources

Historically, we have principally financed our operations from net cash provided by our operating activities. Our cash flows from operating activities are significantly affected by our cash based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our ongoing investments in our platform, company infrastructure, equipment for our domain name services and, more recently, our investments in gTLD applications. Our capital expenditures and investments in gTLDs have to date been funded by both cash flow from operations and investment from our former parent, Demand Media, as well as proceeds from our credit facilities.

As of September 30, 2014, our principal sources of liquidity were our cash and cash equivalents in the amount of $50.9 million. As part of our separation from Demand Media, cash and cash equivalents were allocated between the two companies, resulting in Rightside receiving cash of $26.1 million as of August 1, 2014, and Demand Media assuming all of the existing outstanding debt at the separation date. Subsequent to the separation, we entered into credit facilities designed to increase our liquidity and financial flexibility to pursue our strategic objectives, including the acquisition of additional gTLDs.

Credit Facilities

Silicon Valley Bank Credit Facility

In August 2014, we entered into a $30.0 million revolving credit facility (“SVB Credit Facility”) with Silicon Valley Bank (“SVB”). Under this facility we may repay and reborrow until the maturity date in August 2017. The SVB Credit Facility includes a letter of credit sub-limit of up to $15.0 million.

The SVB Credit Facility provides us with the option to select the annual interest rate on borrowings in an amount equal to: (1) a base rate determined by reference to the highest of: (a) the prime rate; (b) 0.50% per annum above the federal funds effective rate; and (c) the Eurodollar base rate for an interest period of one month plus 1.00%, plus a margin ranging from 1.00% to 1.50%, depending on our consolidated senior leverage ratio (as determined under the SVB Credit Facility), or (2) a Eurodollar base rate determined by reference to LIBOR for the interest period equivalent to such borrowing adjusted for certain reserve requirements, plus a margin ranging from 2.00% to 2.50%, depending on our consolidated senior leverage ratio (as determined under the SVB Credit Facility).

We pay fees on the portion of the facility that is not drawn.  The unused fee is payable to SVB in arrears on a quarterly basis in an amount equal to 0.250% multiplied by the daily amount by which the aggregate commitments exceed the sum of the outstanding amount of loans and the outstanding amount of letter of credit obligations.

The SVB Credit Facility allows SVB to require mandatory prepayments of outstanding borrowings from amounts otherwise required to prepay term loans under the Tennenbaum Credit Facility.

The SVB Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants. This facility has financial covenants, including a requirement that we maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated senior leverage ratio, a maximum consolidated net leverage ratio, and minimum liquidity.  As of September 30, 2014, we were in compliance with the covenants under the SVB Credit Facility.

We incurred $0.5 million in fees to establish this facility that we have capitalized on our balance sheet as deferred financing costs, which we will amortize on a straight-line basis into interest expense over the term of the SVB Credit Facility. As of September 30, 2014, we had letters of credit with a face amount of $11.0 million that were issued under the SVB Credit Facility.  We have made no other borrowings under this facility.

Tennenbaum Credit Facility

In August 2014, we entered into a $30.0 million term loan credit facility with Tennenbaum Capital Partners LLC (the “Tennenbaum Credit Facility”). Under this facility interest is based on a rate per year equal to LIBOR plus 8.75%. Interest on the term loans is payable quarterly, beginning September 30, 2014. Quarterly principal payments of $375,000 on the term loan begin March 31, 2015. Once repaid, the term loans may not be reborrowed. All amounts outstanding under the facility are due and payable in full on the maturity date in August 2019. We may prepay any principal amount outstanding on the term loan plus a premium of 4.00% (if prepaid in the first year), 2.50% (second year), 1.00% (third year), and 0.00% thereafter, plus customary “breakage” costs with respect to LIBOR loans.

Under this facility we are subject to mandatory prepayments from 50% of excess cash flow, which is based on the first of the following to occur:  (1) maturity, termination or refinancing of the SVB Credit Facility or the acceleration and termination of the SVB Credit Facility, or (2) from the excess cash flow as of December 31, 2014, and each subsequent fiscal year thereafter.  In addition, mandatory prepayments, to the extent not used to prepay loans and cash collateralize letters of credit and permanently reduce the commitments under the SVB Credit Facility, are required from certain asset sales and insurance and condemnation events, subject to customary reinvestment rights. Mandatory prepayments are also required from the issuances of certain indebtedness. These mandatory prepayments are subject to a prepayment premium that is the same as for voluntary prepayments.

The Tennenbaum Credit Facility contains financial covenants and customary representations and warranties, events of default and affirmative and negative covenants. As of September 30, 2014, we were in compliance with the covenants under the Tennenbaum Credit Facility.

In connection with the Tennenbaum Credit Facility, we issued warrants to purchase up to an aggregate of 997,710 shares of common stock. The warrants have an exercise price of $15.05 per share and will be exercisable in accordance with their terms at any time on or after February 6, 2015, through August 6, 2019. The warrants contain a “cashless exercise” feature that allows the warrant holders to exercise such warrants by surrendering a number of shares underlying the portion of the warrant being exercised with a fair market value equal to the aggregate exercise price payable to us.

We estimated the fair value of the warrants by using the Black-Scholes Option Pricing Method ("Black-Scholes"). Under the Black-Scholes approach our key assumptions included the following:  Stock price of $14.49, strike price of $15,05, volatility of 42.44%, risk-free rate of 1.67%, dividend yield of 0% and 5 year term. We used the resulting fair value to allocate the proceeds from the Tennenbaum Credit Facility between liability and equity.

Since the warrants are classified as equity, we allocated the proceeds from the debt and warrants using the relative fair value method.  Under this method we allocated $4.4 million to the warrants which we recorded to equity, with the remaining portion assigned to the liability component.  The excess of the principal amount of the credit facility over its carrying value of $25.6 million represents a note discount that we will amortize to interest expense over the term of the Tennenbaum credit facility.

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

Historical Cash Flow Trends

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Nine months ended
	September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(1,961)	$8,541
Net cash used in investing activities	(12,994)	(7,005)
Net cash (used in) provided by financing activities	(991)	16,607

Cash Flows from Operating Activities

Net cash used in our operating activities was $2.0 million in 2014, compared to net cash inflows of $8.5 million in 2013. Our net loss in 2014 was $3.3 million, which included a gain on the withdrawal of gTLD applications of $14.3 million, a gain on the sale of marketable securities of $1.4 million, non‑cash charges of $14.3 million for depreciation, amortization, deferred tax benefit and stock‑based compensation. Our net loss in 2013 was $5.0 million, which included a gain on the withdrawal of gTLD applications of $2.6 million and non-cash charges of $12.2 million for depreciation, amortization and stock‑based compensation.

Cash Flows from Investing Activities

Net cash used in investing activities in 2014, increased $6.0 million, or 85%, to $13.0 million compared to $7.0 million net cash used in investing activities in 2013. The increase of cash used in investing activities was primarily due to payments and deposits of $19.5 million related to gTLD applications, an increase in restricted cash of $0.3 million, and a decrease in cash flows from other investing activities of $0.3 million.  These cash uses were partially offset by an increase in proceeds from gTLD application withdrawals of $7.4 million, $1.4 million from the sale of marketable securities, fewer investments in property and equipment of $4.5 million, and a $0.5 million reduction in intangible asset investments.

Cash Flows from Financing Activities

Changes in net cash from financing activities in 2014, includes $30.0 million from our Tennenbaum Credit Facility. In addition, all periods presented include transfers to and from our former parent, Demand Media. Parent company investment in the balance sheets represents Demand Media’s historical investment in us, the net effect of cost allocations from transactions with Demand Media and our accumulated earnings.

Off‑Balance Sheet Arrangements

As of September 30, 2014, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity or capital resources other than those contractual obligations disclosed in the section entitled “Liquidity and Capital Resources.”

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations and commercial commitments as of September 30, 2014 (in thousands):

Years Ending December 31,	Debt	Lease Commitments	Purchase Obligations
2014 (October 1, 2014, to December 31, 2014)	$706	$340	$234
2015	4,271	1,325	-
2016	4,132	1,238	-
2017	3,973	1,200	-
2018	3,807	1,100	-
Thereafter	25,281	356	-
Total	$42,170	$5,559	$234

Debt

In August 2014, we entered into the $30.0 million SVB Credit Facility. Under this facility we may repay and reborrow until the maturity date in August 2017. The SVB Credit Facility includes a letter of credit sub-limit of up to $15.0 million.

In August 2014, we entered into the $30.0 million Tennenbaum Credit Facility, which matures in August 2019. The principal amount of the term loans is scheduled to be repaid in quarterly installments of $375,000 beginning March 31, 2015. Once repaid, term loans may not be reborrowed. All amounts outstanding under the facility are due and payable in full on the maturity date in August 2019.

Lease Commitments

We conduct our operations utilizing leased office facilities in various locations and lease certain equipment under non‑cancelable operating and capital leases. Our leases expire between August 2015 and April 2019. In February 2014, we executed the First Amendment to Lease to obtain additional space for our headquarters in Kirkland, Washington and to extend the lease to April 2019.

Purchase Obligations

We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future purchase obligations are related to services to support operations and are based on contracted commitments.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three and nine months ended September 30, 2014, compared to those disclosed in our Form 10 as filed with the SEC on July 14, 2014.

Recently Adopted Accounting Guidance

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

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is not permitted. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact that this updated standard will have on our financial statements and footnote disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

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

Concentrations of Credit Risk

As of September 30, 2014, our cash and cash equivalents were maintained primarily with one major U.S. financial institution and one foreign bank. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

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

We have applied through ICANN’s New gTLD Program to operate registries for a number of new gTLDs on a stand‑alone basis. We have also acquired rights to certain gTLDs and intend to acquire rights in additional gTLDs, either directly or through strategic relationships, including with Donuts, a third‑party new gTLD applicant. We invested or made refundable deposits in the amount of $19.5 million associated with  gTLD applications during the nine months ended September 30, 2014 and since 2012, we have made total capital investments or made refundable deposits in the amount of $41.6 million associated with certain gTLD applications under the New gTLD Program. We may choose to invest significant additional funds in this complex process.

We are in competition with other third‑party applicants for many of the new gTLDs for which we have applied or in which we have rights through our agreement with Donuts. There are multiple steps in the ICANN approval process. When more than one party applies for a gTLD, the parties are typically required to enter into negotiations or participate in an auction to win the registry rights. We may be outbid or otherwise be unsuccessful in acquiring gTLDs in these negotiations or auctions. We could also face lawsuits or other opposition to our gTLD applications or any award of gTLD operator rights.

If we are unsuccessful in being delegated an adequate number of new gTLDs, we may have a lower than expected return on our investment, and our future growth, financial condition and results of operations would be adversely affected.

ICANN’s New gTLD Program may be modified, limited or delayed in unforeseen ways that could adversely affect our business.

The launch of the New gTLD Program has been and continues to be subject to numerous and substantial delays, and may be subject to additional delays. ICANN is subject to many influences, both internally and externally, including existing registries, new gTLD applicants, registrars, governmental authorities, law enforcement agencies and trade associations. ICANN may be exposed to potential legal challenges from new gTLD applicants as well as entities opposed to the introduction of new gTLDs, which could cause delays in the process. In addition, the introduction of a large number of new gTLDs poses technical challenges for ICANN; ICANN’s management of such technical challenges could also create opposition to new gTLDs. Any delays in the New gTLD Program may impact the timing of revenue associated with our gTLD registry initiative, and therefore adversely affect our margins and results of operations.

As a new gTLD registry, we are subject to ICANN’s registry operator agreement and governing policies, which may change to our detriment.

We are required to enter into a registry operator agreement with ICANN (each, a “New gTLD Registry Agreement”) for each new gTLD registry that we operate. To date, we have 33 New gTLD Registry Agreements. All new gTLDs for which we are the registry operator have been delegated to us and inserted into the Root Zone.

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
•

ICANN has the right to increase the fees due from the registry operator under the New gTLD Registry Agreements. The increase in these fees with respect to any gTLDs for which we act as the registry either must be included in the prices we charge to registrars or absorbed by us. If we absorb such cost increases or if increased prices to registrars act as a deterrent to registration, our profits may be adversely impacted.

We have limited experience operating a gTLD registry and providing back‑end infrastructure services to new or existing registries. If we are unsuccessful in operating a gTLD registry or providing back‑end infrastructure services, our business, future growth, financial condition and results of operations would be adversely affected.

In addition to pursuing the right to operate our own gTLD registries, a subsidiary of ours provides technical back‑end infrastructure services for new gTLD operator rights acquired by Donuts (collectively, our “gTLD Initiative”). We have limited experience as an operator of domain name registries for gTLD strings and limited experience providing technical back‑end infrastructure services to registries. We may not be successful in implementing the businesses associated with our gTLD Initiative. If we are unsuccessful in implementing our gTLD Initiative, we may lose some of our current and future investment in our gTLD Initiative and the return on investment in our gTLD Initiative may not meet our current expectations justifying such investment. The loss of some of our investment or lower than expected return on investment in our gTLD Initiative could adversely affect our future growth, financial condition and results of operations.

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

Other registries with more experience or with greater resources may launch marketing campaigns for new or existing TLDs, which result in registrars or their resellers giving other TLDs greater prominence on their websites, advertising or marketing materials. In addition, such registries could offer aggressive price discounts on the gTLDs they offer or bundle gTLDs as a loss leader with other services. If we are unable to match or beat such marketing and pricing initiatives, or are otherwise unable to successfully compete with other registries, we may not be able to develop, maintain and grow significant market share for our new gTLD offerings, and our business, financial condition and results of operation would be adversely affected.

If we are unsuccessful in marketing and selling our gTLDs or there is insufficient consumer demand for our gTLDs, our future business and results of operations would be materially adversely affected.

Our registry services business, which will derive most of its revenue from registration fees for domain names, is expected to generate a significant portion of our revenue and margin in the future. The new gTLDs we have started to offer to the market are primarily untested and it is unclear what the ultimate market size or demand is or will be for these new offerings. There can be no guarantees that consumers will demand or accept new gTLDs in general or our new gTLDs in particular.

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

Our success depends in large part on our registrar customers’ renewals of their domain name registrations. Our customer renewal rate for expiring domain name registrations was approximately 72.5% and 72.9% in the three and nine months ended September 30, 2014, respectively, and 69.5% and 69.1% in the three and nine months ended September 30, 2013, respectively. If we are unable to maintain our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Any significant decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

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

Total revenue earned from resellers was $87.9 million, or 63% of total revenue, for the nine months ended September 30, 2014, and was $82.3 million, or 59% of total revenue, for the comparable prior year period. As of September 30, 2014, our three largest resellers accounted for 36% of our total domain names under management, and our largest reseller, Namecheap, Inc., represented 24% of total domain names under management. In addition, Namecheap accounted for 16% and 13% of our total revenue for the nine months ended September 30, 2014 and the comparable prior year period. The term of our current reseller agreement with Namecheap expires in December 2014, but will automatically renew for an additional one‑year period unless terminated by either party. There can be no assurance that our established reseller distribution relationships will continue, as our resellers may cease to operate or otherwise terminate their relationship with us. Any reduction in access to third‑party reseller distributors, particularly those servicing a large percentage of our domain name registration customers, would have a material adverse effect on our ability to market our products and to generate revenue.

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry and negatively impact our business.

ICANN is a private sector, not‑for‑profit corporation formed in 1998 for the express purpose of managing a number of Internet infrastructure related tasks previously performed directly by the U.S. Department of Commerce, including managing the domain name registration system (“DNS”). ICANN has been the subject of scrutiny by the public and by the United States and other governments around the world with many of those governments becoming increasingly interested in ICANN’s role in Internet governance. For example, the U.S. Congress held hearings to evaluate ICANN’s selection process for new TLDs and its plans to transition the Internet Assigned Numbers Authority (“IANA”) functions from coordination by the U.S. Department of Commerce to a multi‑stakeholder body. In addition, ICANN faces significant questions regarding its efficacy as a private sector entity. ICANN may continue to evolve both its long‑term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a strong, effective multi‑stakeholder Internet governance institution.

As a key participant in the DNS, we continue to face the following risks:

•	the U.S. or any other government may seek to influence ICANN’s role in overseeing the DNS and the coordination of the IANA functions;
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

The occurrence of any of these events could create instability in the domain name registration system and may make it difficult for us to introduce new services in our registrar and registry services business. These events could also disrupt or suspend portions of our domain name registration solution and subject us to additional restrictions on how the registrar and registry services businesses are conducted, which would result in reduced revenue.

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

In addition, we have or intend to enter into agreements with service providers or distribution partners who may partner with us in one area of our business and compete with us in other areas of our business. There can be no assurance that we will be successful in establishing or maintaining these relationships or that these relationships will be successful.

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

The market for domain name registration and other related value‑added web‑based services is highly competitive and rapidly evolving. We expect competition to increase from existing competitors, as well as from new market entrants. These competitors include, among others, domain name registrars, website design firms, website hosting companies, Internet service providers, Internet portals and search engine companies, and include companies such as GoDaddy, Web.com, Microsoft,  Yahoo!, Google and Amazon. Some of these competitors have traditionally offered more robust value‑added services than we have, and some have greater resources, more brand recognition and consumer awareness, greater international scope and larger bases of existing customers than we do. As a result, we may not be able to compete successfully against them in future periods.

In addition, these and other large competitors, in an attempt to gain market share, may offer aggressive price discounts on the services they offer. These pricing pressures may require us to match these discounts in order to remain competitive, which would reduce our margins, or cause us to lose customers who decide to purchase the discounted service offerings of our competitors. In light of these factors, it may become increasingly difficult for us to compete successfully.

The relevant domain name registry and the ICANN regulatory body impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it could have a significant impact upon our operating results.

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .Net, presently charges a $6.18 fee for each .Net registration and ICANN currently charges fees totaling $0.93 for each .Net domain name registered. The fee charged by VeriSign for each .Net registration increased from $5.11 to $5.62 in July 2013 and increased again to $6.18 in February 2014. We have no control over these agencies and cannot predict when they may increase their respective fees. Per the extended registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on July 1, 2011, VeriSign will continue as the exclusive registry for the .Net gTLD through June 30, 2017. The terms of the extension set a maximum price, with certain exceptions, for registry services for each calendar year beginning January 1, 2012, which may not exceed the highest price charged during the preceding year, multiplied by 1.10. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which could result in aggressive price increases on any particularly successful new gTLDs. The increase in these fees with respect to any gTLDs for which we do not act as the registry either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. Our profits may be adversely impacted if we absorb such cost increases or if surcharges deter registration.

Our failure to register, maintain, secure, transfer or renew the domain names that we process on behalf of our customers or to provide our other services to our customers without interruption could subject us to additional expenses, claims of loss or negative publicity that have a material adverse effect on our business.

Clerical errors and system and process failures made by us may result in inaccurate and incomplete information in our database of domain names and in our failure to properly register or to maintain, secure, transfer or renew the registration of domain names that we process on behalf of our customers. In addition, any errors of this type might result in the interruption of our other services. Failure to properly register or to maintain, secure, transfer or renew the registration of our customers’ domain names or to provide our other services without interruption, even if we are not at fault, may result in our incurring significant expenses and may subject us to claims of loss or to negative publicity, which could harm our business, revenue, financial condition and results of operations.

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

We provide an automated service that enables a user to register a domain name and publish its content on a website hosted on that domain name. Our registrars do not monitor or review, nor do our registrar agreements with ICANN require that we monitor or review, the appropriateness of the domain names registered by domain name registrants or the content of registrant websites, and we have no control over the activities in which our domain name registrants engage. While we have policies in place to terminate domain name registrations or to take other appropriate action if presented with a court order, governmental injunction or evidence of illegal conduct from law enforcement or a trusted industry partner, we have in the past been publicly criticized for not being more proactive in certain areas, such as policing online pharmacies acting in violation of U.S. law by consumer watchdogs, and we may encounter similar criticism in the future. This criticism could harm our reputation. Conversely, were we to terminate a domain name registration in the absence of legal compulsion or clear evidence of illegal conduct from a legitimate source, we could be criticized for prematurely and improperly terminating a domain name registered by a customer. In addition, despite the policies we have in place to terminate domain name registrations or to take other appropriate actions, customers could nonetheless engage in prohibited activities.

Finally, existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future impacting domain name registrants or their websites, any of which could expose us to further liability and increase our costs of doing business.

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

Domain name registrars also face potential tort law liability for their role in wrongful transfers of domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of “domain name hijacking,” including misappropriation by third parties of our network of customer domain names and attempts by third parties to operate websites on these domain names or to extort the customer whose domain name and website were misappropriated. Furthermore, our risk of incurring liability for a security breach on a customer website would increase if the security breach were to occur following our sale to a customer of a Secure Socket Layer (“SSL”) certificate that proved ineffectual in preventing the security breach. Finally, we are exposed to potential liability as a result of our private domain name registration service, wherein we become the domain name registrant, on a proxy basis, on behalf of our customers. While we have a policy of providing the underlying Whois information and reserve the right to cancel privacy services on domain names giving rise to domain name disputes, including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability in the future, which could increase our costs of doing business.

As the number of available domain names with commercial value in existing TLDs diminishes over time, our domain name registration revenue and our overall business could be adversely impacted.

As the number of domain name registrations increases and the number of available domain names with commercial value in existing TLDs diminishes over time and if it is perceived that the more desirable domain names are generally unavailable (and new gTLDs are not seen as a viable alternative), fewer Internet users may register domain names with us. If this occurs, our domain name registration revenue and our overall business could be adversely affected.

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

Certain of our acquisitions involve the acquisition of a large portfolio of previously registered domain names. Furthermore, we have separately acquired, and may acquire in the future, additional previously registered domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third‑party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired domain names under the UDRP or actions under the ACPA. The potential violation of third‑party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

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

We use technology and processes to monitor the quality of, and to identify any anomalous metrics associated with, the Internet traffic that we deliver to online advertisers and to our network of customer domain names. These metrics may be indicative of low quality clicks such as non‑human processes, including robots, spiders or other software, the mechanical automation of clicking,  and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low‑quality traffic, or traffic that is deemed to be invalid by online advertisers, will be delivered to such online advertisers. As a result, we may be required to credit future amounts owed to us by our advertisers. Furthermore, low‑quality or invalid traffic may be detrimental to our relationships with third‑party advertisement distribution providers and online advertisers, and could adversely affect our revenue.

If, due to new regulations or otherwise, we are unable to acquire, renew or sell domain names, we may not be able to maintain our domain name aftermarket and advertising business.

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

Many domain name registrants seek to generate revenue through advertising on their websites. Changes in the way these registrants are compensated (including changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo! and Bing, have, and may continue to, adversely affect the market for those domain names favored by such registrants.  These changes have resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, Google has in the past changed, and may in the future change, its search algorithm and pay‑per‑click advertising policies to provide less compensation for certain types of websites. This has made such websites less profitable, which has resulted in, and may continue to result in, fewer domain name registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase as projected or may be reduced, which in turn, may result in a further decline in the demand for those domain names.

We face a number of operational challenges to our business, which may make it difficult to predict our future performance.

Our revenue and operating results could fail to meet expectations if we are unable to adequately address a number of operational challenges, some of which are outside of our control, including:

•	a reduction in the number of domain names under management or in the rate at which this number grows, due to slow growth or market contraction, lower renewal rates or other factors;
•	reductions in the percentage of our domain name registration customers who purchase additional services from us;
•	changes in our pricing policies or those of our competitors, changes in domain name fees charged to us by Internet registries or ICANN, or other competitive pressures on our prices;
•	our ability to identify, develop and successfully launch new products and services;
•	the timing and success of new services and technology enhancements introduced by our competitors, which could impact both new customer growth and renewal rates;
•	the entry of new competitors in our markets;
•	our ability to keep our registrar and registry platforms and our domain name registration services operational at a reasonable cost and without service interruptions;
•	increased product development expenses relating to the development of new services;
•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure;
•	our ability to identify acquisition targets and successfully integrate acquired businesses into our operations;
•	our focus on long‑term goals over short‑term results;
•	federal, state or foreign regulation or legislation affecting our business; and
•	weakness or uncertainty in general economic or industry conditions.

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

Furthermore, even if we successfully complete an acquisition, we may be unable to successfully assimilate and integrate the websites, business, technologies, solutions, personnel or operations of the acquired company, particularly if key personnel of an acquired company decide not to work for us. In addition, we may incur indebtedness to complete an acquisition, which would increase our costs and impose operational limitations, or issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. We may also unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities.

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

These restrictions could inhibit our ability to pursue our business strategies. In addition, our credit facilities include financial covenants.  The SVB Credit Facility requires us to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated senior leverage ratio, a maximum consolidated net leverage ratio, and minimum liquidity. Our Tennenbaum Credit Facility requires us to maintain compliance with a maximum consolidated net leverage ratio and minimum liquidity. The Tennenbaum Credit Facility is also subject to certain mandatory prepayments from 50% of excess cash flow (as determined under the Tennenbaum Credit Facility), which will be paid on the first to occur of the maturity, termination or refinancing of the SVB Credit Facility or the acceleration and termination of the SVB Credit Facility, from excess cash flow determined for the period from the closing of the Tennenbaum Credit Facility to the end of the fiscal year ended as of the date 90 days prior to such date, and thereafter annually for excess cash flow determined for each subsequent fiscal year; from certain asset sales and insurance and condemnation events, to the extent not used to prepay loans and cash collateralize letters of credit and permanently reduce the commitments under the SVB Credit Facility, subject to customary reinvestment rights; and from the issuances of certain indebtedness.  Mandatory prepayments from asset sales and issuances of indebtedness are subject to a prepayment premium that is the same or for voluntary prepayments.  Our failure to comply with any covenants in our credit facilities, including any of the financial covenants, could result in an event of default. Our failure to meet our payment obligations under our credit facilities, including any principal and accrued interest payments, could also result in an event of default. Our ability to meet our payment obligations and to satisfy our financial covenants under our credit facilities depends upon our ability to generate cash flow. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors that are beyond our control. There is no assurance that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to meet our payment obligations and financial covenants under our credit facilities. If we are not able to generate sufficient cash flow from operations to service our obligations under our credit facilities, we may need to refinance or restructure our credit facilities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our credit facilities.

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

If the security measures for our systems are breached, or if our products or services are subject to attacks that degrade or deny the ability of users and customers to maintain or access them, our reputation and business may be harmed and we may incur significant legal and financial exposure.

Some of our systems, products and services, including through third-party service providers, store, process and transmit user, customers’, and our own information.  Therefore, the secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems that maintain and transmit customer information, including location or personal information, or those of service providers, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider.  Cyber-attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years.  While, to date, we have not been the subject of cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future.  As a result, our users’ and customers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without their consent.

In addition, we and our third-party service providers process and maintain our proprietary business information, employee information and data related to our business-to-business customers or suppliers. Our information technology and other systems that maintain and transmit this information, or those of service providers, may also be compromised by a malicious third-party penetration of our network security or that of a third-party service provider, or impacted by intentional or inadvertent actions or inactions by our employees or those of a third-party service provider. We also purchase equipment from third parties that could contain software defects, Trojan horses, malware, or other means by which third parties could access our network or the information stored or transmitted on such networks or equipment. As a result, our business information, employee information or customer or supplier data may be lost, disclosed, accessed, used, corrupted, destroyed or taken without consent.

The Federal Trade Commission expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use and storage of consumer information, and establish principles relating to notice, consent, access and data integrity and security.  Several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business.

Any major compromise of our data or network security, failure to prevent or mitigate the loss of our services or information and delays in detecting any such compromise or loss could disrupt our operations, impact our reputation and customers’ willingness to purchase our services and subject us to additional costs and liabilities, including litigation and regulatory investigations, which could be material.  A determination by the Federal Trade Commission that we did not maintain “reasonable security” for our customer and/or employee information could also impact our reputation and customers’ willingness to purchase our services and subject us to additional costs and liabilities, including litigation and regulatory investigations, which could be material.

We rely on technology infrastructure and a failure to update or maintain this technology infrastructure could adversely affect our business.

Significant portions of our products and services are dependent on technology infrastructure that was developed over multiple years. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. For example, we have suffered a number of server outages at our data center facilities, which resulted from certain failures that triggered data center wide outages and disrupted critical technology and infrastructure service capabilities. These events impacted service to some of our customers. As a result of these data center outages, we have developed initiatives to create automatic backup capacity at an alternate facility for our top revenue generating services to address similar scenarios in the future. However, there can be no assurance that our efforts to develop sufficient backup and redundant services will be successful or that we can prevent similar outages in the future. Delays or interruptions in our service may cause our consumers to become dissatisfied with our offerings and could adversely affect our business. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

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

While we currently have insurance for our business and property, we may not be able to obtain and maintain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties that are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

We currently have directors’ and officers’ liability insurance. If we are unable to maintain sufficient insurance to cover liability claims made against our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage our company, which could have a material adverse effect on our operations.

It may be difficult for us to retain or attract qualified officers and directors, which would adversely affect our business and our ability to maintain the listing of our common stock on Nasdaq.

We may be unable to attract and retain qualified officers, directors and members of board committees required to effectively manage our business as a result of changes in the rules and regulations which govern publicly held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the SEC and Nasdaq heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on Nasdaq would be adversely affected.

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

We cannot be certain that our internally developed or acquired systems and technologies do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement or misappropriation if such parties do not possess the necessary intellectual property rights to the products or services they license to us. We have in the past received threats from patent trolls. We may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of a third party. These claims sometimes involve patent holding companies or other patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property‑related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement or misappropriation, we may be required to seek to enter into licensing agreements, which may not be available on acceptable terms or at all, pay substantial damages or limit or curtail our systems and technologies. Any successful lawsuit against us could also subject us to the invalidation of our proprietary rights. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

The use of open source software in our products and services may expose us to additional risks and negatively affect our intellectual property rights.

Some of our products and services use or incorporate software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable, and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on potentially unfavorable terms or at no cost.

The terms of many open source licenses have not been interpreted by U.S. or foreign courts. Accordingly, there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In that event, we could be required to seek licenses from third parties in order to continue offering our products or services, to re-develop our products or services, to discontinue sales of our products or services, or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs.

While we monitor the use of all open source software in our products, solutions, processes, and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so, it is possible that such use may have inadvertently occurred in deploying our proprietary solutions. In addition, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and services without our knowledge, we could, under certain circumstances, be required to disclose the source code to our products and services. This could negatively affect our intellectual property position and our business, results of operations, and financial condition.

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

Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the U.S. Department of Commerce. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC and the U.S. Department of Commerce administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

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

We currently operate in the United States and through foreign subsidiaries in Dublin, Ireland; Ottawa, Canada; George Town, Grand Cayman; and Queensland, Australia and we may continue to expand into additional international markets. Our limited experience operating internationally exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally could have a negative effect on our business, revenue, financial condition and results of operations.

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

If we fail to comply with applicable credit card rules and regulations, we may incur additional fees, fines and ultimately the revocation of the right to accept credit card payments, which could have a material adverse effect on our business, financial condition and results of operations.

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

The historical financial data that we have included in this quarterly report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the periods presented or those that we will achieve in the future. The costs and expenses reflected in our historical financial data include an allocation for certain corporate functions historically provided by Demand Media, including legal, information technology, financial systems, human resources, accounting and equity administration services, that may be different from the comparable expenses that we would have incurred had we operated as a stand‑alone company. Our historical financial data does not reflect changes that will occur in our cost structure and operations as a result of our transition to becoming a stand‑alone public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and requirements. Accordingly, the historical financial data presented in this report should not be assumed to be indicative of what our financial condition or results of operations actually would have been as an independent, publicly traded company nor to be a reliable indicator of what our financial condition or results of operations actually may be in the future.

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

Historically, we have relied on financial, administrative, accounting and other resources of Demand Media to support the operation of our business. In addition, given that our financial results reflect periods during which we were part of Demand Media, we will continue to rely on Demand Media to provide information that will be incorporated into our financial statements.  In conjunction with our separation from Demand Media, we have expanded and continue to expand our financial, administrative, accounting, and other support systems or contract with third parties to replace certain systems that were previously provided by Demand Media. We will also need to maintain our own credit and banking relationships and perform our own financial and operational functions. We cannot assure you that we will be able to successfully put in place the financial and operational systems and processes, as well as the managerial resources necessary to operate as a public company or that we will be able to be profitable doing so. Any failure or significant downtime in our own financial or administrative systems or in Demand Media’s financial or administrative systems during the transition period could impact our results or prevent us from performing other administrative services and financial reporting on a timely basis and could materially harm our business, financial condition and results of operations.  In addition, we do not exercise any control over Demand Media’s accounting staff.  If there is any delay in Demand Media providing us with information that will be incorporated in our financial statements, we may not be able to report our financial results on a timely basis.  If there are any inaccuracies in such information, our reported financial results may also be inaccurate.

We are a smaller, less diversified company than Demand Media was prior to the distribution.

We  are a smaller, less diversified company focused on the domain name services business, which represents a narrower business focus than Demand Media prior to the separation. With greater concentration in the domain name services market, we may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. In addition, the diversification of revenue, costs, and cash flows will diminish. As a result, it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and it may be difficult or more expensive for us to obtain financing.

We may have difficulty operating as an independent, publicly traded company.

As an independent, publicly traded company, we believe that our business will benefit from, among other things, direct access to equity capital and a tailored capital structure, allowing us to better focus our financial and operational resources on our specific business, allowing our management to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of our business, allowing us to more effectively respond to industry dynamics and allowing the creation of effective incentives for our management and employees that are more closely tied to our business performance. However, we may not be able to achieve some or all of the benefits that we believe we can achieve as an independent company in the time we currently expect, if at all. Because our business previously operated as part of Demand Media’s organizational structure, we may not be able to successfully implement the changes necessary to operate independently and may incur additional costs that could adversely affect our business.

As an independent, publicly traded company, we may not enjoy the same benefits that we did as part of Demand Media.

By separating from Demand Media, we may become more susceptible to market fluctuations and other adverse events than when we were part of the current Demand Media organizational structure. As part of Demand Media, we enjoyed certain benefits from Demand Media’s operating diversity and readily available capital to fund investments, as well as opportunities to pursue integrated strategies with Demand Media’s other businesses. As an independent, publicly traded company, we may not have similar diversity, available capital or integration opportunities and we may not have similar access to debt and equity capital markets. In addition, we shared economies of scope and scale with Demand Media with respect to certain costs and vendor relationships, and took advantage of Demand Media’s size and purchasing power in procuring certain products and services, such as insurance and healthcare benefits, and technology, such as computer software licenses. As a separate, independent entity, we may be unable to obtain these products, services and technologies at prices or on terms as favorable to us as those we obtained prior to the separation.

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

In connection with the separation, certain of our contracts with service providers and other third parties have been or will be transferred or assigned by Demand Media or its affiliates to us or one of our affiliates. However, transfer or assignment of some of these contracts requires the contractual counterparty’s consent. Similarly, in some circumstances, we are a joint beneficiary of contracts, and we will need to enter into a new agreement with the third party to replicate the contract or assign the portion of the contract related to our business. It is possible that some parties may use the requirement of consent to seek more favorable contractual terms from us or seek to terminate the contract. If (i) we are unable to obtain such consents on commercially reasonable and satisfactory terms; (ii) we enter into new agreements on significantly less favorable terms; or (iii) any contract is terminated, we may be unable to obtain the benefits, assets, and contractual commitments that are intended to be allocated to us as part of the separation. The failure to timely complete the assignment or transfer of existing contracts, or the negotiation of new arrangements, with any of our key suppliers, including those that are a single source or limited source suppliers, or a termination of any of those arrangements, could negatively impact our business, financial condition, results of operations, and cash flows.

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

In January 2014, Demand Media received a private letter ruling from the IRS (the “Private Letter Ruling”) confirming that the separation and the distribution of shares of Rightside common stock qualifies as a transaction that is tax-free for U.S. federal income tax purposes and will not result in the recognition, for U.S. federal income tax purposes of income, gain or loss by Rightside or its stockholders.  The Private Letter Ruling, together with the opinion of Latham & Watkins LLP, tax counsel to Demand Media (the “Tax Opinion”), rely on certain facts, assumptions, and undertakings, and certain representations from Demand Media and us, regarding the past and future conduct of both respective businesses and other matters, and the Tax Opinion will rely on the Private Letter Ruling.  Notwithstanding the Private Letter Ruling and the Tax Opinion, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings are not correct, or that the distribution should be taxable for other reasons, including if the IRS were to agree with the conclusions in the Tax Opinion that are not covered by the Private Letter Ruling.

If the distribution ultimately were to be determined to be taxable, Demand Media would be subject to tax as if it had sold our common stock in a taxable sale for its fair market value, and our initial public stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them.  Under the Tax Matters Agreement, we may be required to indemnify Demand Media against all or a portion of the taxes incurred by Demand Media and us in the event the separation were to fail to qualify for tax-free treatment under the Internal Revenue Code (the “Code”).  Further, even if we are not responsible for tax liabilities of Demand Media and its subsidiaries under the Tax Matters Agreement, we nonetheless could be liable under applicable tax law for such liabilities if Demand Media were to fail to pay them.  The amounts, if we are required to pay any liabilities under the circumstances set forth in the Tax Matters Agreement or pursuant to applicable tax law, may be significant.

For more information regarding potential U.S. federal income tax consequences of the separation, see the section entitled “The Spin-Off – Material U.S. Federal Income Tax Consequences” in our Form 10 filed with the SEC on July 14, 2014.

We have agreed to various restrictions to preserve the tax-free treatment of the transactions, which may reduce our strategic and operating flexibility.

To preserve the tax‑free treatment of the separation, and under the Tax Matters Agreement, we may not take any action that would jeopardize the favorable tax treatment of the distribution. The restrictions under the Tax Matters Agreement may limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our business for the two‑year period following the separation. For example, we might determine to continue to operate certain of our business operations for the foreseeable future even if a sale or discontinuance of such business might have otherwise been advantageous. Moreover, in light of the requirements of Section 355(e) of the Code, we might determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions or other strategic transactions for some period of time following the distribution. In addition, our indemnity obligation under the Tax Matters Agreement might discourage, delay or prevent a change of control transaction for some period of time following the distribution. For more information, see the sections entitled “Certain Relationships and Related Party Transactions—Agreements between Demand Media and Rightside Relating to the Separation—Tax Matters Agreement” and “The Spin‑Off—Material U.S. Federal Income Tax Consequences” in our Form 10 filed with the SEC on July 14, 2014.

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

As a result of the foregoing, there may be the potential for a conflict of interest when we or Demand Media consider acquisitions and other corporate opportunities that may be suitable for each of them. In addition, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Demand Media and us regarding the terms of the agreements governing the internal reorganization, the distribution and the ongoing relationship between the companies, including with respect to the indemnification of certain matters. From time to time, we may enter into transactions with Demand Media and/or its subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to us, Demand Media, or any of their subsidiaries or affiliates as would be the case where there is no overlapping officer or director or ownership of both companies. See “Certain Relationships and Related Party Transactions—Policies and Procedures for Related Party Transactions” in our Form 10 filed with the SEC on July 14, 2014 for a discussion of certain procedures we will institute to help ameliorate any such potential conflicts that may arise.

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
2.1

Separation and Distribution Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated August 1, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).

3.1

Amended and Restated Certificate of Incorporation of the Company, dated July 31, 2014 (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8 filed on July 31, 2014 (File No. 001-36262)).

3.2	Amended and Restated Bylaws of the Company, dated July 31, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).
4.2

Registration Rights Agreement between Rightside Group, Ltd. and the investors listed therein, dated as of August 6, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).

10.1

Transition Services Agreement between Rightside Group, Ltd., and Demand Media, Inc. dated August 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).

10.2

Employee Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).

10.3

Tax Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd. dated August 1, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).

10.4

Intellectual Property Assignment and License Agreement between Demand Media, Inc. and Rightside Operating Co., dated July 30, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).

10.5

Credit Agreement between Rightside Group, Ltd., certain of its subsidiaries and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).

10.6

Amendment No. 1 to Credit Agreement between Rightside Group, Ltd., certain of its subsidiaries and Silicon Valley Bank, dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2014 (File No. 001-36262)).

10.7

Guarantee and Collateral Agreement (U.S. Entities) between Rightside Group, Ltd., the other grantors listed therein and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).

10.8†	Unconditional Guarantee (Non-U.S. Entities) between certain subsidiaries of Rightside Group, Ltd. (the Guarantors as defined therein) and Silicon Valley Bank, dated August 1, 2014.

Exhibit Number	Description
10.9†	Security Deed (Debenture) between DMIH Limited and Silicon Valley Bank, dated August 1, 2014.
10.10†	Security Deed (Debenture) between Rightside Domains Europe Limited and Silicon Valley Bank, dated August 1, 2014.
10.11†	Charge Over Shares in United TLD Holdco Ltd. between DMIH Limited and Silicon Valley Bank, dated August 1, 2014.
10.12

Credit Agreement between Rightside Group, Ltd., certain of its subsidiaries and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).

10.13

Guarantee and Collateral Agreement (U.S. Entities) between Rightside Group, Ltd., the other grantors listed therein and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).

10.14†	Unconditional Guarantee (Non-U.S. Entities) between certain subsidiaries of Rightside Group, Ltd. (the Guarantors as defined therein) and Obsidian Agency Services, Inc., dated August 6, 2014.
10.15†	Security Deed (Debenture) between DMIH Limited and Obsidian Agency Services, Inc., dated August 6, 2014.
10.16†	Security Deed (Debenture) between Rightside Domains Europe Limited and Obsidian Agency Services, Inc., dated August 6, 2014.
10.17†	Second Priority Charge Over Shares in United TLD Holdco Ltd. between DMIH Limited and Obsidian Agency Services, Inc., dated August 6, 2014.
10.18†#	Google Services Agreement between Rightside Group, Ltd. and Google Inc., effective as of August 1, 2014.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Filed herewith.

#Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

RIGHTSIDE GROUP, LTD.
Date: November 14, 2014	By	/s/ Taryn J. Naidu
Taryn J. Naidu
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2014	By:	/s/ Tracy Knox
Tracy Knox
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1

Separation and Distribution Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated August 1, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).

3.1

Amended and Restated Certificate of Incorporation of the Company, dated July 31, 2014 (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8 filed on July 31, 2014 (File No. 001-36262)).

3.2	Amended and Restated Bylaws of the Company, dated July 31, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).
4.2

Registration Rights Agreement between Rightside Group, Ltd. and the investors listed therein, dated as of August 6, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).

10.1

Transition Services Agreement between Rightside Group, Ltd., and Demand Media, Inc. dated August 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).

10.2

Employee Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).

10.3

Tax Matters Agreement between Demand Media, Inc. and Rightside Group, Ltd. dated August 1, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).

10.4

Intellectual Property Assignment and License Agreement between Demand Media, Inc. and Rightside Operating Co., dated July 30, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).

10.5

Credit Agreement between Rightside Group, Ltd., certain of its subsidiaries and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).

10.6

Amendment No. 1 to Credit Agreement between Rightside Group, Ltd., certain of its subsidiaries and Silicon Valley Bank, dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2014 (File No. 001-36262)).

10.7

Guarantee and Collateral Agreement (U.S. Entities) between Rightside Group, Ltd., the other grantors listed therein and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).

10.8†	Unconditional Guarantee (Non-U.S. Entities) between certain subsidiaries of Rightside Group, Ltd. (the Guarantors as defined therein) and Silicon Valley Bank, dated August 1, 2014.
10.9†	Security Deed (Debenture) between DMIH Limited and Silicon Valley Bank, dated August 1, 2014.
10.10†	Security Deed (Debenture) between Rightside Domains Europe Limited and Silicon Valley Bank, dated August 1, 2014.

Exhibit Number	Description
10.11†	Charge Over Shares in United TLD Holdco Ltd. between DMIH Limited and Silicon Valley Bank, dated August 1, 2014.
10.12

Credit Agreement between Rightside Group, Ltd., certain of its subsidiaries and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).

10.13

Guarantee and Collateral Agreement (U.S. Entities) between Rightside Group, Ltd., the other grantors listed therein and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).

10.14†	Unconditional Guarantee (Non-U.S. Entities) between certain subsidiaries of Rightside Group, Ltd. (the Guarantors as defined therein) and Obsidian Agency Services, Inc., dated August 6, 2014.
10.15†	Security Deed (Debenture) between DMIH Limited and Obsidian Agency Services, Inc., dated August 6, 2014.
10.16†	Security Deed (Debenture) between Rightside Domains Europe Limited and Obsidian Agency Services, Inc., dated August 6, 2014.
10.17†	Second Priority Charge Over Shares in United TLD Holdco Ltd. between DMIH Limited and Obsidian Agency Services, Inc., dated August 6, 2014.
10.18†#	Google Services Agreement between Rightside Group, Ltd. and Google Inc., effective as of August 1, 2014.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Filed herewith.

#Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

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