Form 10-K
period 2014-12-31
RIGHTSIDE GROUP, LTD.
filed 2015-03-23
CIK 1589094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-36262

RIGHTSIDE GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware	32-0415537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5808 Lake Washington Blvd. NE, Suite 300 Kirkland, WA 98033
(Address of principal executive offices and zip code)

(425) 298-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of March 20, 2015, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $172.9 million (based upon the closing sale price of the common stock on that date on The NASDAQ Stock Market LLC).

As of March 20, 2015, there were 18,753,206 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

RIGHTSIDE GROUP, LTD.

PART I

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, are forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. These forward-looking statements include, but are not limited to:

•	our future operating results, including our expectations regarding total revenue, operating margins and net loss;

•	trends in sales, marketing and product development expenses as a percentage of our revenue;

•	our ability to attract new wholesale and retail customers and to retain existing customers;

•	the implementation of our business model and strategic plans for our business;

•	our expectations regarding the level of consumer demand for new gTLDs and our ability to capitalize on this demand;

•	our strategic relationships, including with Demand Media, Inc. and ICANN;

•	our ability to enter into agreements on favorable terms with commercial partners, including with registry operators, service providers and distributors;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure; and

•	our ability to operate as an independent company.

You should not rely upon forward-looking statements as guarantees of future performance.  We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.  We undertake no obligation to revise or update any forward-looking statements for any reason after the date of this Annual Report on Form 10-K, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the U.S. Securities and Exchange Commission (the “SEC”) with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Item 1.  Business

Our Mission

Our mission is to advance the way businesses and consumers define and present themselves online.

Our Company

We are a leading provider of domain name services that enable businesses and consumers to find, establish, and maintain their digital address—the starting point for connecting with their online audience. Millions of digital destinations and thousands of resellers rely upon our comprehensive platform for the discovery, registration, usage and monetization of domain names. As a result, we are a leader in the multi-billion dollar domain name services industry, with a complete suite of services that our customers use as the foundation to build their entire online presence.

We are one of the world’s largest registrars, offering domain name registration and other related services to resellers and directly to domain name registrants. Through our eNom brand, we provide infrastructure services that enable a network of more than 28,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands, including Name.com, we directly offer domain name registration services to more than 290,000 customers. As of December 31, 2014, we had more than 16 million domain names under management. In addition to domain name registration and related services, we have developed proprietary tools and services that allow us to identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of names as well as for our customers’ domain names.

We are a leading domain name registry through our participation in the expansion of generic Top Level Domains (“gTLDs”) by the Internet Corporation for Assigned Names and Numbers (“ICANN”), launched in October 2013 (the “New gTLD Program”). Since the launch of the New gTLD Program, we have amassed a portfolio of 36 gTLDs.  In May 2014, we began launching our gTLDs into the marketplace and to date, we have launched all 36 gTLDs in our portfolio including .NINJA, .ROCKS and .SOCIAL.  Through the establishment of our registry business, we have also built a distribution network of over 100 ICANN accredited registrars, including GoDaddy, eNom and Name.com, that currently offer our gTLD domain names to businesses and consumers.

The combination of our existing registrar business and our new registry business makes us one of the largest providers of end-to-end domain name services in the world. This uniquely positions us to capitalize on the New gTLD Program because we can distribute owned and third party gTLDs through our retail registrar brands, our eNom reseller network and our third party registrar distribution channel.

We generate the majority of our revenue through domain name registration subscriptions, including registrations of domain names for our owned gTLDs, and related value-added services. We also generate revenue from advertising on, and from the sale of, domain names that are registered to our customers or ourselves. Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and cash flow benefits from working capital.  We had revenue of $191.7 million, net loss of $1.9 million and adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) of $(3.1) million for 2014.  See the section entitled “Item 6. Selected Financial Data” for a reconciliation of Adjusted EBITDA to the closest comparable measure calculated in accordance with generally accepted accounting principles (“GAAP”).

We are a Delaware corporation headquartered in Kirkland, Washington. Prior to August 1, 2014, we were a wholly owned subsidiary of Demand Media, Inc. (“Demand Media”).  On August 1, 2014, Demand Media separated into two independent, publicly traded companies: Demand Media and Rightside (the “Separation”).  The Separation was consummated through a tax-free transaction involving the distribution of all shares of Rightside’s common stock to Demand Media’s stockholders.  Upon completion of the Separation, Rightside became an independent, publicly-traded company on the NASDAQ Global Select Market (“NASDAQ”) utilizing the symbol “NAME.”  For risk factors associated with the Separation, see the section entitled “Item 1A. Risk Factors.”

“Rightside” and our other trademarks appearing in this report are our property.  This report contains additional tradenames and trademarks of other companies.  We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Where You Can Find More Information

We make available, free of charge, through our investors relations website, www.rightside.co, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC.  These reports may also be obtained without charge by contacting Investor Relations, Rightside Group, Ltd., 5808 Lake Washington Blvd. NE, Suite 300, Kirkland, WA 98033.  Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this report.  In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov.

Industry Overview

The starting point for any online presence is a web address, or domain name. This address is the digital destination for a business or consumer to connect with its intended audience online. As Internet usage has grown, more businesses and consumers are registering and renewing unique domain names. These customers are served by four distinct industry segments, as discussed more fully below, that cover the entire life cycle of a domain name: Domain Name Registries, Domain Name Registrars, Premium Domain Name Service Providers and Domain Name Technology Service Providers.

Internet Usage and Domain Name Services Industry Growth

People around the world rely upon the Internet in nearly all aspects of their lives, from education to news to entertainment to commerce. The vast online audience and the utility afforded by the Internet means that finding and establishing a relevant online presence is more important than ever. In order to establish an online presence, a business or consumer must first find and register a domain name, such as "www.rightside.co".

According to VeriSign’s Domain Name Industry Brief published in March 2015, as of December 31, 2014, more than 288 million total domain names were registered worldwide, of which approximately 130 million end in either .COM or .NET gTLD suffixes. As of December 31, 2014, the total number of registered domain names increased more than 6% over the same period in the prior year. In addition, .COM and .NET renewal rates averaged approximately 72% as of September 30, 2014. For the year ended December 31, 2014, we estimate that more than 90 million new domain name registrations occurred.  Market research suggests there is significant growth potential remaining in domain name registrations, even in developed markets like the United States where there is a high penetration rate of broadband access and many businesses have been online for well over a decade. For example, according to a report issued by the SCORE Association in December 2014,  49% of small businesses in the United States still do not have a website for their business. In addition, many regions of the world lag significantly behind in the availability and adoption of the Internet, making the international marketplace a large potential opportunity for domain name registrations as consumers and businesses establish an online presence.

It has become increasingly difficult for consumers and businesses to find a domain name that accurately reflects their brand and identity.  Recognizing this, ICANN unveiled a plan to greatly expand the Internet namespace with the New gTLD Program, designed to increase choice and innovation in the domain name services industry.  This is a significant opportunity for new growth from businesses and consumers who desire relevant domain names that best represent their online endeavors.

New gTLD Opportunity

In 2011, ICANN unveiled the New gTLD Program to significantly expand the universe of gTLDs that are available for businesses and consumers to register as part of a domain name.  With the October 2013 launch of the first new gTLDs in the New gTLD Program, businesses and consumers began to register new domain names ending in gTLDs such as .LAWYER or .CONSULTING. To date, over 370 gTLDs have been launched and more than 4.7 million domain names have been registered under the New gTLD Program. Of those domain names registered, more than 30% operate on Rightside's registry platform. In addition, our registrar platform offers over 290 of the new gTLDs launched in the market to date, and expects to enter into additional agreements with registry operators as more gTLDs are launched. The expanded namespace provides a number of benefits to both the domain name registrant and its target audience. First, the emergence of more descriptive suffixes, such as .LAWYER or .CONSULTING, create a more natural categorization scheme that makes it easier for websites to convey their topic area or purpose and better connect with their intended audience. Second, as the inventory of high quality domain names dramatically increases, registrants should find it easier to register an available domain name best suited to their needs. Third, the introduction of Internationalized Domain Names ("IDNs") will enable registrants to register domain names in languages other than English, including Chinese and German, and the registrants’ audiences will finally be able to navigate to these sites using their native languages. Lastly, the expanded namespace can usher in a new wave of creativity as new business models are developed that capitalize on the potential opportunities presented by new gTLDs for enhanced online identity and navigation.

Domain Name Services Industry Segments

Four distinct industry segments serve the needs of domain name customers (i.e., resellers and domain name registrants). Many industry participants operate primarily within just one of these segments while Rightside operates across all four segments. The four primary domain name services industry segments are:

•

Domain Name Registries: Registries maintain the system of record for the registration of domain names associated with a given Top Level Domain ("TLD") (such as .COM, .ORG, or .DE), set wholesale pricing and establish key policies for the eligibility for registering a domain name for the applicable TLD. Examples of existing registries include Rightside Registry, the registry for our new gTLDs like .REVIEWS and .FORSALE, and VeriSign, the registry for .COM, .NET, and .NAME.

•

Domain Name Registrars:  Registrars register domain names on behalf of customers with the relevant registry. Registrars set wholesale and retail prices and maintain the ongoing business relationships with resellers and registrants, but pay fees to the relevant registry, as well as to ICANN for the TLDs administered by ICANN, for each domain name registered. Examples of domain name registrars include Rightside's eNom and Name.com, as well as GoDaddy.

•

Premium Domain Name Service Providers:  These companies specialize in the sale or ongoing monetization of higher-value domain names through auctions, domain name brokerage networks and advertising services. Companies with extensive premium domain name services businesses include NameJet, LLC ("NameJet"), a joint venture between Rightside and Web.com, and Sedo.

•

Domain Name Technology Service Providers:  These companies provide specialized solutions to registrars and registries that enable them to deliver the complex and high-availability services required to satisfy the requirements of registrants, ICANN and the ecosystem of industry participants. Examples of such service providers include Rightside and Neustar.

Our Services

Registrar Services—Wholesale

Through eNom, the world’s largest wholesale domain name registrar, we offer domain name registration and related services to our network of more than 28,000 active reseller partners. We charge a small upfront fee for a company to enroll as a reseller and then we sell it domain names and other related services on an upfront cash subscription basis, according to the pricing plan it selects. These highly specialized products and services include:

•

Reseller integration tools:  Businesses can seamlessly incorporate the sale of domain name registration and value‑added services into their existing websites and product offerings. Integration can be accomplished via either:

•

eNom’s highly customizable Application Programming Interface (“API”), which provides complete control over the entire user experience and back‑end interfaces with billing systems. Over 300 API commands provide our reseller customers’ product development teams with maximum customization potential and our API‑based solution integrates with third‑party merchant account and billing tools, hosting and email tools as well as other value‑added services; or

•	eNom’s Instant Reseller, a turnkey white‑label hosted storefront solution that makes it easy to quickly incorporate a robust reseller product offering.
•

Value‑added services:  Resellers can choose from a wide variety of value‑added services to provide to their customers including domain privacy protection, email hosting, website builder tools, website hosting plans, marketing/promotional services, and security services like malware scanning and Security Socket Layer (SSL) certificates.

•

Configuration and management tools:  We provide an easy‑to‑use interface that resellers can use to choose the domain extensions they want to offer, select value‑added services they wish to provide, set retail pricing for each product, and manage customer accounts.

•	Reporting tools: eNom’s reporting tools enable resellers to track unit volume and revenue performance by product and type of customer account.
•	Payment processing / merchant services: Resellers can use eNom’s merchant services capabilities to facilitate customer payments via credit cards.
•

Domain Name System (DNS):    A DNS query represents the process of translating a domain name requested by an Internet user into the Internet Protocol (“IP”) address of the device hosting the requested website. eNom DNS Hosting provides customers with an easy‑to‑use interface to configure and manage DNS for their domain names. It is provided with our email and website hosting products and also as a stand‑alone service. Our DNS infrastructure handles over 2 billion queries per day.

•

Superior customer support:  eNom technical support helps resellers integrate the service and troubleshoot product issues when they arise. eNom also provides second level support to help resellers work through specific end‑customer questions and issues.

•

24x7x365 availability:  Development and production versions of all services are available around the clock so that resellers can count on our solutions to be available whenever their customers, development teams, or customer support organizations need them.

Registrar Services—Retail

Our flagship retail registrar brand, Name.com, provides registration services to consumers and businesses around the world and is widely recognized for its outstanding customer support. Name.com and our other retail registrar brands have more than 2.6 million domain names under management and more than 290,000 customers. The services that are provided on a monthly or annual subscription basis by our retail registrar include:

•

Domain Name Look‑up and Registration:  We offer our customers the ability to easily search for, pre‑register, register and renew domain names. Users can search for and identify an available domain name that best fits their needs, and in just a few clicks can claim and register the name. In addition, we offer customers the ability to transfer the registration of domain names to us from other registrars using our automated domain name transfer service. If a domain name is currently unavailable, customers can pre‑order the domain name to the extent that it becomes available in the future.

•

Value‑Added Services:  In addition to domain name registration services, we also offer a number of other products and services designed to help our customers easily develop, enhance and protect their domain names, including the following:

•	identification protection services that help keep domain owners’ information private through our ID Protect service;
•	customizable email accounts that allow customers to set up and manage multiple mailboxes associated with a domain name;
•	website builder tools to help customers easily create a professional looking web presence;
•	web‑hosting plans for deploying and maintaining web applications; and
•	third‑party website security services, such as SSL certificates.

Registry Services

During 2012 we submitted gTLD registry applications to ICANN under the New gTLD Program through our subsidiary, Rightside Registry. In addition, we entered into a strategic collaboration agreement with Donuts Inc. (“Donuts”), the company that submitted the largest number of new gTLD applications, pursuant to which we share equal rights to an additional group of gTLD applications.

To date, we have entered into registry operator agreements for 36 new gTLDs, each of which have launched into the marketplace. We currently have an interest in active applications for 25 additional gTLD applications that have yet to be awarded to their ultimate registry operator.  Additionally, we have entered into a registry services agreement to provide registry back‑end services to Donuts.

Almost all of the gTLDs for which we have registry operator agreements have been delegated to us and inserted into the authoritative database for the Internet, known as the “Root Zone.” The launch of each new gTLD is governed by an ICANN‑coordinated process that delegates new gTLDs according to a randomly assigned prioritization number. All of the pending applications filed by Rightside Registry or Donuts have passed ICANN’s initial evaluation process and are progressing through the later stages of ICANN’s process for contractually awarding and delegating gTLD operating rights. We are still in competition with other third‑party applicants for many of these new gTLDs.

We operate a registry for each gTLD that is delegated to us by ICANN under the New gTLD Program. Each of these registries provides the system of record for every domain name associated with its respective gTLD and distributes the domain names to registrants exclusively through accredited registrars and their resellers. Rightside Registry has entered into registrar agreements with over 100 leading registrars enabling each of these registrars to provide domain name services for our portfolio of new gTLDs. Each registry establishes wholesale pricing for its domain names, which are then priced by the registrar for sale to its customers. As part of the contracting process, registrars are technically certified and financially qualified. The registry operator agreement with ICANN to operate a registry has a ten year term with a presumptive right of renewal.

Domain names are registered to customers on a subscription basis, with initial registration terms lasting from one to ten years. The full cost of the registration fee is collected up front and recognized ratably over the life of the registration. At the end of the subscription term, renewals are typically sold for the same annual wholesale price as the initial registration. Select domain names have higher initial registration prices—which may be achieved through buy‑it‑now, auction or offer/counter‑offer pricing mechanisms.

We have developed a proprietary technology platform that provides high‑availability services associated with the registration of domain names for each of our new gTLDs. The platform makes it easy for registrars to sell and service domain names associated with our gTLDs. We have also developed attractive and innovative services such as the Domain Protected Marks List (“DPML”), a trademark rights protection mechanism that prevents the registration of second-level domain names containing a string of letters matching a registered trademark. The DPML service or “block” feature works across multiple gTLDs of participating registries. Our long history as a registrar provides us with unique insight and gives us the opportunity to create a registrar‑friendly registry service—one that greatly simplifies the technical integration, customer support and business requirements for registrar partners.

We have also licensed our registry platform and certain related services (which we refer to as our back‑end registry platform) to Donuts in connection with our strategic collaboration. To date, our back‑end registry platform has powered the launch for over 185 new gTLDs and over 1.4 million domain name registrations.

Aftermarket and Other Services

We have developed several proprietary service offerings designed for marketplace participants to buy, sell and monetize high‑value domain names.

•

Domain Name Brokerage Services:  Our domain name brokerage service acquires and sells high‑value domain names on the open market. Utilizing our extensive marketplace experience and proprietary techniques for discovering, analyzing and marketing high‑value domain names, our domain name brokerage service connects domain name buyers with domain name sellers and negotiates transactions on behalf of either party. Individual domain names and substantially sized domain name portfolios are sold through our direct sales organization providing these brokerage services, typically for a commission earned upon the successful completion of the transaction. Historically, these brokerage services have focused on acquiring and selling an owned portfolio of domain names that end in .COM or .NET.  With the launch of our registry business and the acquisition of our 36 gTLDs, our brokerage services team is also beginning to focus more on domain sales of our 36 owned gTLDs.

•

Auctions:  We own 50% of NameJet through our joint venture with Web.com. NameJet offers domain name auction services to domain name buyers, brokerage services, registrants, registrars and registries, providing a secondary market for the purchase and sale of domain names. NameJet’s market‑tested auction platform has sold more than 450,000 domain names over the past five years.

•

Monetization:  Through our monetization service, we provide a solution for domain name owners who wish to monetize traffic to their websites or domain names through advertising related services. Using a series of sophisticated algorithms and proprietary methods, relevant links and advertisements are presented to site visitors that can be dynamically optimized to improve monetization performance. Configurable site templates, free site hosting and free DNS hosting is also included in this managed service offering that is licensed on a revenue sharing basis with no set‑up fees. In addition to providing this service to our customers, we also use this solution on our portfolio of domain names.

Agreements with Demand Media

In connection with the Separation, we entered into a number of agreements with Demand Media, including:

•

Separation and Distribution Agreement:  This agreement governs certain aspects of our relationship with Demand Media, including providing information to the other party on the conduct of its business prior to the Separation reasonably necessary to prepare financial statements and any reports or filings to be made with any governmental authority.  In addition, this agreement obligates each party to indemnify the other for certain liabilities in connection with the Separation, all liabilities to the extent relating to or arising out of our or their respective business as conducted at any time, including certain specified litigation matters, and any breach by either party of this agreement.

•

Transition Services Agreement:  Prior to the Separation, we and Demand Media provided each other with certain support functions, including legal, information technology, financial systems, and human resources services.  In addition, Demand Media provided us with accounting and equity administration services, and we provided Demand Media with tax services.  Under this agreement, we and Demand Media each agree to provide certain services, including those related to information technology, financial systems, and tax services, in a manner historically provided prior to the Separation.  The charge for these interim services is based on actual costs incurred, together with a percentage markup to cover administrative costs of providing the services.  We estimate that we will pay Demand Media an aggregate annualized fee of approximately $0.9 million and Demand Media will pay us an aggregate annualized fee of approximately $2.0 million for interim services provided under this agreement. This agreement will generally terminate in February 2016, but certain services will be subject to an earlier specified termination date.

•

Tax Matters Agreement:  This agreement governs our and Demand Media’s respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.  In general, we expect that Demand Media will be responsible for the payment of all taxes, including consolidated U.S. federal income taxes of the Demand Media tax reporting group for which we are severally liable, to the extent such taxes are not attributable to our operations or the operations of our subsidiaries, and we will be responsible for the payment of all taxes attributable to our operations and the operations of our subsidiaries.  Taxes relating to or arising out of the failure of the Separation to qualify as a tax-free transaction for U.S. federal income tax purposes will be borne by Demand Media and us in proportion to Demand Media's and our respective fair market values as of the date of the Separation, except, in general, if such failure is attributable to our action or Demand Media's action, as the case may be, or certain transactions involving our stock or the stock of Demand Media, as the case may be, in which event the resulting liability will be borne in full by us or Demand Media, respectively.

—	Employee Matters Agreement: This agreement allocates certain liabilities and responsibilities between us and Demand Media relating to employee compensation and benefit plans and programs.

—

Intellectual Property Assignment and License Agreement: Under this agreement, Demand Media assigned to us rights in certain patents and proprietary software used in connection with our business.  In addition, this agreement grants us a license to use a smaller portfolio of patents and other proprietary software on a world-wide royalty-free basis, solely in connection with the operation of the domain name services business.

This summary does not purport to be complete and may not contain all of the information about these agreements that is important to you. These summaries are subject to, and qualified by reference to, the agreements described above, the form of each of which is incorporated in this report by reference. You are encouraged to read each of these agreements carefully and in their entirety, as they are the primary legal documents governing the relationship between us and Demand Media following the Separation.

Information Technology and Systems

Our technologies include software applications built to run on independent clusters of standard and commercially available servers located at co‑location facilities throughout North America and Europe. We make substantial use of off‑the‑shelf available open‑source technologies such as Linux, PHP, MySQL and Redis, in addition to commercial platforms such as Microsoft, including Windows Operating Systems, SQL Server, and .NET. These systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. Virtualization is heavily deployed throughout our technology architecture, which affords scaling in an efficient and cost effective manner. Enterprise class storage systems provide redundancy in order to maintain continued and seamless system availability in the event of most component failures.

Our data centers host our various public‑facing websites and applications, as well as many of our back‑end business intelligence and financial systems. Each of our significant websites is designed to be fault‑tolerant, with collections of application servers, typically configured in a load balanced state, in order to provide additional resiliency. The infrastructure is equipped with enterprise class security solutions to combat events such as large scale distributed denial of service attacks (“DDoS”). Our environment is staffed and equipped with a full scale monitoring solution, which includes a Network Operations Center that is continuously staffed.

International Operations

We have international operations in Dublin, Ireland; George Town, Grand Cayman; Ottawa, Canada; and Queensland, Australia. Our operations in Dublin, established in late 2012, primarily consist of the customer and technical support, accounting, compliance, quality assurance and marketing functions for our registry business. In the future, we may provide similar customer and technical support and quality assurance services related to our registrar business from our Dublin operations. For information regarding risks associated with our international operations, see the section entitled “Item 1A. Risk Factors.”

Intellectual Property

Our intellectual property, which consists of trade secrets, trademarks, copyrights and patents, is, in the aggregate, important to our business. We rely on a combination of trade secret, trademark, copyright and patent laws in the United States and other jurisdictions, together with confidentiality and non‑disclosure agreements and technical measures, to protect the confidentiality of our proprietary rights. As of December 31, 2014, we have been granted seven patents by the U.S. Patent and Trademark Office and have two patent applications pending in the United States and other jurisdictions. Our patents expire between July 2022 and February 2031. We also have a royalty‑free license to utilize an additional 40 patents that are registered in the name of our former parent. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology, including our platforms, and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality and non‑disclosure agreements with other third parties.

Customers

We currently provide our registrar services to a network of more than 28,000 active resellers, including large e‑commerce websites, Internet service providers, and web‑hosting companies, as well as directly to over 290,000 customers. Total revenue earned from resellers was $119.0 million, or 62% of total revenue for 2014, compared to $110.4 million, or 60% of total revenue, for 2013. As of December 31, 2014, our three largest resellers accounted for 36% of our total domain names under management, and our largest reseller, Namecheap, Inc., represented 24% of total domain names under management. In addition, Namecheap accounted for approximately 16% of our total revenue for 2014, compared to 14% for 2013. We enter into standard reseller agreements with each of our resellers and currently have supplemental letters of agreement relating to pricing and other specific terms with nine of our top ten resellers. The term of our current reseller agreement with Namecheap, which obligates Namecheap to exclusively sell the majority of our domain name registration services, expires in June 2015, but will automatically renew for one‑year successive periods unless terminated by either party.

We also generate revenue from advertising links placed on domain names owned by us and certain of our customers with whom we have revenue sharing arrangements. Revenue generated through our advertising service contract with Google accounted for approximately 11% of our total revenue for 2014, compared to 12% for 2013.

Competition

The markets for domain name registration and web‑based services are intensely competitive. For our registrar business, we compete on a number of factors including price, customer service, reliability, available TLDs, and value‑added services, such as email and web hosting. Our principal competitors to our registrar business include existing registrars, such as GoDaddy, Web.com and Melbourne IT, some of which have more extensive value‑added service offerings than we do, as well as new registrars who may enter the domain name registration business in the future. Our registry business competes with existing registry operators, including VeriSign, Afilias, the Public Interest Registry, country‑code TLD operators, and new registry operators that have been delegated new gTLDs under the New gTLD Program. We compete with these existing and new registry operators on the basis of price, market relevance, availability of high‑quality second-level domains, bundling with other TLDs, and availability of other registry‑related services, such as the Domain Protected Marks List.

Industry Regulation

In the United States, Congress has adopted legislation regulating aspects of the Internet such as online content, intellectual property protection, user privacy, taxation, liability for third‑party activities, bulk email or “spam” advertising and legal jurisdiction, including the Communications Decency Act, the Digital Millennium Copyright Act, the Lanham Act, the CAN-SPAM Act and the Anticybersquatting Consumer Protection Act.

Federal, state, local and foreign governments are proposing rules and regulations that affect digital commerce, including with respect to taxation of goods and services made available online. It is impossible to predict whether new taxes will be imposed on our services, and depending upon the type of such taxes, whether and how we would be affected. Increased regulation of the Internet both in the United States and abroad may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition or operational results.

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations and/or international domain names increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services in one or more countries or expose us or our employees to fines and penalties. For example, as a U.S.‑based entity, we are obligated to comply with the economic sanctions and regulations administered by the U.S. Treasury and the Office of Foreign Assets Control (“OFAC”). OFAC regulations prohibit U.S.‑based entities from entering into or facilitating transactions with, for the benefit of, or in some cases involving the property of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, which could include transactions that provide a benefit that is received in an OFAC designated country. We may be subject to material fines, sanctions or other penalties if certain of our domain name customers register domain names in countries that are subject to U.S. sanctions and embargoes. Additionally, some of the products and services we provide to customers globally may require approval under U.S. export law. As the list of products and countries requiring export approval expands or changes, government restrictions on the export of software and hardware products using encryption technology may grow and become an impediment to our growth in international markets. If we do not obtain required approvals or we violate applicable laws, we may not be able to provide some of our services in international markets and may be subject to fines and other penalties.

The registration of domain names generally is governed by rules and policies developed and implemented through ICANN. ICANN maintains contracts with domain name registrars and registries through which it enforces compliance with its Consensus Policies. While these policies do not constitute law in the United States or elsewhere, they have a significant influence on the operation and future of the domain name registration system, including the operations of both registrars and registries. The regulation of domain names in the United States and in foreign countries has evolved over the past two decades and may continue to change. ICANN and other quasi‑regulatory bodies and institutions could modify existing, or establish additional, requirements and policies for the registration of domain names, including those for previously registered domain names. In addition, ICANN and other institutions could adopt or promote policies, or adopt unfavorable unilateral changes to the terms of the registry operator agreements for new gTLDs, including gTLDs that are or have been delegated to us, which could impact how we operate our registrar and registry businesses or affect our competitive position. For example, Specification 9 of the form registry operator agreement for new gTLDs currently sets forth the guidelines for a vertically integrated company operating one or more registrars and one or more registries, and ICANN may materially change these guidelines or prohibit such vertical integration in the future.

The U.S. Department of Commerce’s National Telecommunications and Information Agency (NTIA) oversees ICANN’s management of the DNS. The NTIA and ICANN renewed their “Affirmation of Commitments” in 2009 which provides an ongoing review of ICANN’s performance of its stewardship of the DNS and its accountability to the multi‑stakeholders involved in the development and implementation of Internet policy. The Affirmation of Commitments sets forth a periodic review process by committees which provide for more international and multidiscipline participation. These review panels are charged with reviewing and making recommendations regarding (1) the accountability and transparency of ICANN; (2) the security, stability, and resiliency of the DNS; (3) the impact of new gTLDs on competition, consumer trust, and consumer choice; and (4) the effectiveness of ICANN’s policies with respect to registrant data in meeting the legitimate needs of law enforcement and promoting consumer trust. Additionally, under its contract with ICANN, NTIA performs certain technical infrastructure functions (the “IANA functions”) related to the DNS. The NTIA announced in mid‑March of 2014, that it intended to transition the IANA function to a multi‑stakeholder, private sector led organization. ICANN is currently responsible for coordinating this transition and proposals for the transition are currently being evaluated by ICANN stakeholders.

Employees

As of December 31, 2014, we had approximately 250 employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that relations with our employees are good.

Item 1A.Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Relating to Our Businesses

If we are unsuccessful in marketing and selling our gTLDs or there is insufficient consumer demand for our gTLDs, our future business and results of operations would be materially adversely affected.

Our registry services business, which derives most of its revenue from registration fees for domain names, is expected to generate a significant portion of our revenue and margin in the future. The new gTLDs we have started to offer to the market are primarily untested and it is unclear what the ultimate market size or demand is or will be for these new offerings. There can be no guarantees that consumers will demand or accept new gTLDs in general or our new gTLDs in particular.

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

We are required to enter into a registry operator agreement with ICANN (each, a “New gTLD Registry Agreement”) for each new gTLD registry that we operate. To date, we have 36 New gTLD Registry Agreements. All of the 36 new gTLDs for which we are the registry operator have been delegated to us and inserted into the Root Zone.

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

We applied and were granted the right, through ICANN’s New gTLD Program, to operate registries for a number of new gTLDs on a stand‑alone basis. We have also acquired rights to certain gTLDs and intend to acquire rights in additional gTLDs, either directly or through strategic relationships, including with Donuts, a third‑party new gTLD applicant. We invested or made refundable deposits in the amount of $32.0 million associated with gTLD applications during 2014, and from 2012 through 2014 we have invested or made refundable deposits in the amount of $54.2 million associated with certain gTLD applications under the New gTLD Program. We may choose to invest significant additional funds in this complex process.

We are in competition with other third‑party applicants for certain of the remaining new gTLDs for which we have applied or in which we have rights through our agreement with Donuts. There are multiple steps in the ICANN approval process. When more than one party applies for a gTLD, the parties are typically required to enter into negotiations or participate in an auction to win the registry rights. We may be outbid or otherwise be unsuccessful in acquiring gTLDs in these negotiations or auctions. We could also face lawsuits or other opposition to our gTLD applications or any award of gTLD operator rights.

We have limited experience operating a gTLD registry and providing back‑end infrastructure services to registries. If we are unsuccessful in operating a gTLD registry or providing back‑end infrastructure services, our business, future growth, financial condition and results of operations would be adversely affected.

In addition to operating our own gTLD registries, a subsidiary of ours provides technical back‑end infrastructure services for new gTLD operator rights acquired by Donuts (collectively, our “gTLD Initiative”). We have limited experience as an operator of domain name registries for gTLD strings and limited experience providing technical back‑end infrastructure services to registries. If we are unsuccessful in fully implementing our gTLD Initiative, we may lose some of our current and future investment in our gTLD Initiative and the return on investment in our gTLD Initiative may not meet our current expectations justifying such investment. The loss of some of our investment or lower than expected return on investment in our gTLD Initiative could adversely affect our future growth, financial condition and results of operations.

ICANN’s New gTLD Program may be modified  in unforeseen ways that could adversely affect our business.

ICANN is subject to many influences, both internally and externally, including registries, new gTLD applicants, registrars, governmental authorities, law enforcement agencies and trade associations. ICANN may be exposed to potential legal challenges from new gTLD applicants as well as entities opposed to the introduction of new gTLDs, which could cause unforeseen modifications to the process. In addition, the introduction of a large number of new gTLDs poses technical challenges for ICANN; ICANN’s management of such technical challenges could also create opposition to new gTLDs. Any changes to the New gTLD Program may impact the timing of revenue associated with our gTLD registry initiative, and therefore adversely affect our margins and results of operations.

If our registrar customers do not renew their domain name registrations or if they transfer their existing registrations to our competitors and we fail to replace their business, our business would be adversely affected.

Our success depends in large part on our registrar customers’ renewals of their domain name registrations. Our customer renewal rate for expiring domain name registrations was approximately 72.7% and 72.9% in the three months and year ended December 31, 2014, respectively, and 72.4% and 69.9% in the three months and year ended December 31, 2013, respectively. If we are unable to maintain our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Any significant decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

Our registrar business is dependent on third‑party resellers, including a small number of resellers that account for a significant portion of our domain names under management. Our failure to maintain or strengthen our relationships with resellers, particularly those servicing a large percentage of our domain name registration customers, would have a material adverse effect on our business.

As a registrar with a wholesale component, we provide domain name registration services and offer value‑added services through a network of more than 28,000 active resellers, comprised of small businesses, large e‑commerce websites, Internet service providers and web‑hosting companies, as well as through companies using our hosted back‑end registrar platform. These resellers, in turn, contract directly with domain name registrants to deliver these services. Maintaining and deepening relationships with our resellers is an important part of our growth strategy, as strong third‑party distribution arrangements enhance our ability to market our products and to increase our domain names under management, revenue and profitability.

Total revenue earned from resellers was $119.0 million, or 62% of total revenue, for 2014, and was $110.4 million, or 60% of total revenue, for 2013. As of December 31, 2014, our three largest resellers accounted for approximately 36% of our total domain names under management, and our largest reseller, Namecheap, Inc., represented approximately 24% of total domain names under management. In addition, Namecheap accounted for approximately 16% and 14% of our total revenue for 2014 and 2013, respectively. The term of our current reseller agreement with Namecheap expires in June 2015, but will automatically renew for an additional one‑year period unless terminated by either party. In addition, Namecheap issued a promissory note to us in the principal amount of $2.5 million in connection with our reseller agreement. If Namecheap defaults on the promissory note, such default could adversely affect our reseller relationship with Namecheap and our covenants under our credit facilities. There can be no assurance that our established reseller distribution relationships will continue, as our resellers may cease to operate or otherwise terminate their relationship with us. Any reduction in access to third‑party reseller distributors, particularly those servicing a large percentage of our domain name registration customers, would have a material adverse effect on our ability to market our products and to generate revenue.

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
•

the Internet community, the U.S. or other governments may (1) refuse to recognize ICANN’s authority or support its policies, (2) attempt to exert pressure on ICANN to implement policies favorable to certain national interests, or (3) enact laws that conflict with ICANN’s policies, each of which could create challenges for companies dependent on smooth operation of the domain name registration system;

•	some of ICANN’s policies and practices, and the policies and practices adopted by registries and registrars, 15

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

We have formed strategic alliances with certain business partners, such as Donuts. We cooperate with Donuts to acquire gTLD registry operator rights and have contracted to provide Donuts with registry back‑end infrastructure services. In addition, the gTLD application and acquisition process requires us to rely upon or negotiate and collaborate with independent third parties, including Donuts. In addition, some of our business is conducted through NameJet, a joint venture with Web.com.

There can be no assurance that these strategic partners will continue their relationships with us in the future or that we will be able to pursue our stated strategies with respect to these arrangements. Furthermore, our partners may (1) have economic or business interests or goals that are inconsistent with ours; (2) take actions contrary to our policies or objectives; (3) undergo a change of control; (4) experience financial and other difficulties; or (5) be unable or unwilling to fulfill their obligations under our agreements, which may affect our financial conditions or results of operations.

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

We face significant competition from existing registrars and from new registrars that continue to enter the market. ICANN currently has over 1,460 registrars to register domain names in one or more of the gTLDs that it oversees. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain name registration market by competitive registrars and unaccredited entities that act as resellers for registrars, and the rapid growth of some competitive registrars and resellers that have entered the market, may make it difficult for us to maintain our current market share.

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

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .NET, presently charges a $6.79 fee for each .NET registration and ICANN currently charges fees totaling $0.93 for each .NET domain name registered. The fee charged by VeriSign for each .NET registration increased from $5.62 to $6.18 in February 2014 and increased again to $6.79 in February 2015. We have no control over these agencies and cannot predict when they may increase their respective fees. Per the extended registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on July 1, 2011, VeriSign will continue as the exclusive registry for the .NET gTLD through June 30, 2017. The terms of the extension set a maximum price, with certain exceptions, for registry services for each calendar year beginning January 1, 2012, which may not exceed the highest price charged during the preceding year, multiplied by 1.10. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which could result in aggressive price increases on any particularly successful new gTLDs. The increase in these fees with respect to any gTLDs for which we do not act as the registry either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. Our profits may be adversely impacted if we absorb such cost increases or if surcharges deter registration.

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

Finally, existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, impacting domain name registrants or their websites, any of which could expose us to further liability and increase our costs of doing business.

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

Domain name registrars also face potential tort law liability for their role in wrongful transfers of domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of “domain name hijacking,” including misappropriation by third parties of our network of customer domain names and attempts by third parties to operate websites on these domain names or to extort the customer whose domain name and website were misappropriated. Furthermore, our risk of incurring liability for a security breach on a customer website would increase if the security breach were to occur following our sale to a customer of a Secure Socket Layer (“SSL”) certificate that proved ineffective in preventing the security breach. Finally, we are exposed to potential liability as a result of our private domain name registration service, wherein we become the domain name registrant, on a proxy basis, on behalf of our customers. While we have a policy of providing the underlying Whois information and reserve the right to cancel privacy services on domain names giving rise to domain name disputes, including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability in the future, which could increase our costs of doing business.

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

Currently, Internet users often navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (1) web browser or Internet search technologies were to change significantly; (2) Internet search engines were to change the value of their algorithms on the use of a domain name for finding a website; (3) Internet users’ preferences or practices were to shift away from direct navigation; (4) Internet users were to significantly increase the use of web and mobile device applications to locate and access content; or (5) Internet users were to increasingly use third level domains or alternate identifiers, such as social networking and microblogging sites, in each case the demand for domain names could decrease.

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

We depend upon the quality of traffic to our portfolio of domain names and the domain names of third parties to provide value to online advertisers who advertise on those domain names, and any failure in our quality control could have a material adverse effect on the value of such domain names to our third‑party advertisement distribution providers and online advertisers and thereby adversely affect our revenue.

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

Many domain name registrants seek to generate revenue through advertising on their websites. Changes in the way these registrants are compensated or changes in the way the revenue share is retained (including in each case, changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo! and Bing, have, and may continue to, adversely affect the market for those domain names favored by such registrants.  These changes have resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, Google has in the past changed, and may in the future change, its search algorithm and pay‑per‑click advertising policies to provide less compensation for certain types of websites. This has made such websites less profitable, which has resulted in, and may continue to result in, fewer domain name registrations and renewals. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase as projected or may be reduced, which in turn, may result in a further decline in the demand for those domain names.

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

Any equity capital raising activities would be subject to the restrictions in the Tax Matters Agreement, which requires us and Demand Media to comply with the representations made in the private letter ruling or in materials submitted to the IRS and our tax counsel in connection with the Separation. Such representations contain restrictions on our ability to take actions that could cause the Separation to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, including entering into any transaction or series of transactions as a result of which any person or group of persons would acquire or have the right to acquire from us or stockholders our stock greater than certain threshold amounts, or issuing our stock in an offering in amounts greater than certain threshold amounts. Certain of these restrictions will apply for the two-year period after the distribution, unless the applicable party obtains a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm that such action will not cause the distribution or certain related transactions to fail to qualify as tax-free transactions for U.S. federal income tax purposes. Notwithstanding receipt of such ruling or opinion, if such action causes the distribution or certain related transactions to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, we could be responsible for taxes arising therefrom. For more information, see the section entitled “Item 1. Business—Agreements with Demand Media.”

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

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co‑location providers for data servers, storage devices, or our registry DNS services provider for our registry and network access) could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Our systems are also vulnerable to damage or interruption from natural disasters, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. We have experienced a number of computer distributed denial of service attacks which have forced us to shut down certain of our websites, including www.eNom.com, and future denial of service attacks may cause all or portions of our websites to become unavailable. In addition, some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break‑ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

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

We cannot be certain that our internally developed or acquired systems and technologies do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement or misappropriation if such parties do not possess the necessary intellectual property rights to the products or services they license to us. We have in the past received threats from non-practicing patent holders. We may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of a third party. These claims sometimes involve patent holding companies or other patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property‑related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement or misappropriation, we may be required to seek to enter into licensing agreements, which may not be available on acceptable terms or at all, pay substantial damages or limit or curtail our systems and technologies. Any successful lawsuit against us could also subject us to the invalidation of our proprietary rights. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

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

Due to the global nature of the Internet, it is possible that, although our services and the Internet transmissions related to them typically originate in California, Illinois, Nevada, Virginia, Washington,  Ireland and the Netherlands, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject our customers or us to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations and discourage the registration or renewal of domain names for e‑commerce.

Risks Relating to the Separation

We may be unable to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company.

By separating from Demand Media, we may be more susceptible to securities market fluctuations and other adverse events than we would have otherwise encountered as part of Demand Media. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company in the timeframe in which we expect to do so, if at all. If we do not realize the anticipated benefits from the Separation for any reason, our business may be adversely affected.

Our historical financial information may not be representative of the results we would have achieved as a stand‑alone public company during the periods presented and may not be a reliable indicator of our future results.

The historical financial data that we have included in this annual report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the periods prior to the Separation on August 1, 2014, or those that we will achieve in the future. The costs and expenses reflected in our historical financial data include an allocation for certain corporate functions historically provided by Demand Media, including legal, information technology, financial systems, human resources, accounting and equity administration services, that may be different from the comparable expenses that we would have incurred had we operated as a stand‑alone company prior to August 1, 2014.  Our historical financial data does not reflect changes that will occur in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and requirements.  Accordingly, the historical financial data presented in this report should not be assumed to be indicative of what our financial condition or results of operations actually would have been as an independent, publicly traded company nor to be a reliable indicator of what our financial condition or results of operations actually may be in the future.

We rely on Demand Media’s performance under various agreements and we and Demand Media will continue to be dependent on each other for certain support services for each respective business.

We entered into various agreements with Demand Media in connection with the Separation, including a Transition Services Agreement, Separation and Distribution Agreement, Tax Matters Agreement and Employee Matters Agreement. Our subsidiary, Rightside Operating Co., entered into an Intellectual Property Assignment and License Agreement with Demand Media in connection with the Separation. These agreements are described in the section entitled “Item 1.  Business—Agreements with Demand Media.”

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

Additionally, although Demand Media is contractually obligated to provide us with services related to information technology and financial systems pursuant to the Transition Services Agreement until the termination of such agreement in February 2016, we cannot assure you that these services will be performed as efficiently or proficiently as they were prior to the Separation. The Transition Services Agreement also contains provisions that may be more favorable than terms and provisions we might have obtained in arms‑length negotiations with unaffiliated third parties. When Demand Media ceases to provide services pursuant to the Transition Services Agreement, our costs of procuring those services from third parties may increase. In addition, we may not be able to replace these services in a timely manner or enter into appropriate third‑party agreements on terms and conditions, including cost, comparable to those under the Transition Services Agreement. To the extent that we require additional support from Demand Media not addressed in the Transition Services Agreement, we would need to negotiate the terms of receiving such support in future agreements.

Our ability to operate our business effectively may suffer if we do not effectively maintain our own financial, administrative, accounting and other support functions in order to operate as a separate, stand‑alone company, and we cannot assure you that the support services Demand Media has agreed to provide us will be sufficient for our needs.

Historically, we have relied on financial, administrative, accounting and other resources of Demand Media to support the operation of our business. In addition, given that our financial results reflect periods during which we were part of Demand Media, we will continue to rely on Demand Media to provide information that will be incorporated into our financial statements.  In conjunction with the Separation, we have expanded and continue to expand our financial, operational, administrative, accounting, and other support systems or contract with third parties to replace certain systems that were previously provided by Demand Media. We cannot assure you that we will be able to successfully put in place, on a timely basis, the financial, operational and managerial resources necessary to operate as an independent, publicly traded company.  Any failure or significant downtime in our own financial or administrative systems or in Demand Media’s financial or administrative systems during the transition period could impact our results or prevent us from performing other administrative services and financial reporting on a timely basis and could materially harm our business, financial condition and results of operations.  In addition, we do not exercise any control over Demand Media’s accounting staff.  If there is any delay in Demand Media providing us with information that will be incorporated in our financial statements, we may not be able to report our financial results on a timely basis.  If there are any inaccuracies in such information, our reported financial results may also be inaccurate.

We are a smaller, less diversified company than Demand Media was prior to the Separation.

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

As an independent, publicly traded company, we believe that our business will benefit from, among other things, direct access to equity capital and a tailored capital structure, allowing us to better focus our financial and operational resources on our specific business, allowing our management to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of our business, allowing us to more effectively respond to industry dynamics and allowing the creation of effective incentives for our management and employees that are more closely tied to our business performance. However, we may not be able to achieve some or all of the benefits that we believe we can achieve as an independent company in the time we currently expect, if at all. Because our business previously operated as part of Demand Media’s organizational structure, we may incur additional costs to operate independently that could adversely affect our business.

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

As a result of the Separation, we may incur costs and expenses greater than those we incurred as a part of Demand Media. These increased costs and expenses may arise from various factors, including financial reporting, accounting and audit services, costs associated with complying with federal securities laws (including compliance with the Sarbanes‑Oxley Act), and legal and human resources related functions. Although Demand Media will continue to provide certain of these services to us under the Transition Services Agreement, this arrangement may not capture all the benefits our business has enjoyed as a result of being integrated with Demand Media. In addition, such services are for a limited period of time, and we will be required to establish the necessary infrastructure and systems to supply these services on an ongoing basis. We cannot assure you that these costs will not be material to our business.

If the Separation were to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, then the distribution could result in significant tax liabilities.

In January 2014, Demand Media received a private letter ruling from the Internal Revenue Service (“IRS”) and an opinion of tax counsel, each substantially to the effect that for U.S. federal income tax purposes, the Separation and the distribution of shares of Rightside Group, Ltd. common stock qualified as a transaction that was tax-free for purposes of income, gain or loss by Demand Media or its stockholders.  The IRS ruling and the tax opinion, rely on certain facts, assumptions, and undertakings, and certain representations from Demand Media and us, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion relies on the IRS ruling.  Notwithstanding the IRS ruling and the tax opinion, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings are not correct, or that the distribution should be taxable for other reasons, including if the IRS were to agree with the conclusions in the tax opinion that are not covered by the IRS ruling.

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

To preserve the tax‑free treatment of the Separation, and under the Tax Matters Agreement, we may not take any action that would jeopardize the favorable tax treatment of the distribution. The restrictions under the Tax Matters Agreement may limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our business for the two‑year period following the Separation. For example, we might determine to continue to operate certain of our business operations for the foreseeable future even if a sale or discontinuance of such business might have otherwise been advantageous. Moreover, in light of the requirements of Section 355(e) of the Code, we might determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions or other strategic transactions for some period of time following the distribution. In addition, our indemnity obligation under the Tax Matters Agreement might discourage, delay or prevent a change of control transaction for some period of time following the distribution.  For more information, see the section entitled “Item 1. Business—Agreements with Demand Media”

We are subject to continuing contingent liabilities of Demand Media following the Separation.

There are several significant areas where the liabilities of Demand Media may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the Demand Media combined tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Separation is jointly and severally liable for the U.S. federal income tax liability of the entire Demand Media combined tax reporting group for such taxable period. In connection with the Separation, we entered into a Tax Matters Agreement with Demand Media that allocates the responsibility for prior period taxes of the Demand Media combined tax reporting group between our company and Demand Media. If Demand Media were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax‑qualified pension plans, as well as other contingent liabilities.

A number of our directors and officers and entities related to them continue to own a substantial amount of Demand Media common stock and options to purchase Demand Media stock, and we have overlapping board membership with Demand Media, which may lead to conflicting interests.

One of our board members serves as a  board member of Demand Media. Neither we nor Demand Media have any ownership interest in the other. Our executive officers and members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Demand Media have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. In addition, certain of our directors and officers and entities related to them continue to own a substantial amount of Demand Media common stock and options to purchase Demand Media stock. The direct interests of our directors and officers and related entities in common stock of Demand Media could create, or appear to create, potential conflicts of interest with respect to matters involving both Demand Media and us that could have different implications for Demand Media than they do for us.

As a result of the foregoing, there may be the potential for a conflict of interest when we or Demand Media consider acquisitions and other corporate opportunities that may be suitable for each of them. In addition, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Demand Media and us regarding the terms of the agreements governing the internal reorganization, the Separation and the ongoing relationship between the companies, including with respect to the indemnification of certain matters. From time to time, we may enter into transactions with Demand Media and/or its subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to us, Demand Media, or any of their subsidiaries or affiliates as would be the case where there is no overlapping director or ownership of both companies.

Our overlapping director with Demand Media may result in the diversion of corporate opportunities to and other conflicts with Demand Media and provisions in our certificate of incorporation may provide us no remedy in that circumstance.

Our certificate of incorporation acknowledges that our directors and officers may also be serving as directors, officers, employees or agents of Demand Media and its subsidiaries and that we may engage in business transactions with such entities. We will renounce our rights to business opportunities offered to overlapping officers and/or directors in which we or any of our subsidiaries could have an interest or expectancy (other than business opportunities that (1) are expressly presented or offered to an overlapping officer or director in his or her capacity as a director or officer of our company, and (2) the overlapping officer or director believes we have, or could reasonably be expected to have, the resources necessary to exploit). In addition, our certificate of incorporation provides that none of our directors or officers who is also serving as a director, officer, employee or agent of Demand Media and its subsidiaries will be liable to us or our stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity to Demand Media or any of its subsidiaries instead of us, or does not refer or communicate information regarding such corporate opportunities to us. These provisions in our certificate of incorporation also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between us and Demand Media or any of its subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to us, any of our subsidiaries or our or their respective stockholders.

Potential indemnification obligations to Demand Media pursuant to the Separation and Distribution Agreement could materially and adversely affect our company.

Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make our company financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the spin‑off. If we are required to indemnify Demand Media under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

The Separation may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

The Separation is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return; and (2) the entity: (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer; (b) has unreasonably small capital with which to carry on its business; or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including without limitation a trustee or debtor‑in‑possession in a bankruptcy by us or Demand Media or any of our respective subsidiaries) may bring an action alleging that the Separation or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, voiding our claims against Demand Media, requiring our stockholders to return to Demand Media some or all of the shares of our common stock issued in the Separation, or providing Demand Media with a claim for money damages against us in an amount equal to the difference between the consideration received by Demand Media and our fair market value at the time of the Separation.

The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, an entity would be considered insolvent if (1) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (2) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, Demand Media or any of our respective subsidiaries were solvent at the time of or after giving effect to the Separation.

The distribution of our common stock is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware (the “DGCL”), a corporation may only pay dividends to its stockholders either (1) out of its surplus (net assets minus capital) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although Demand Media intends to make the distribution of our common stock entirely from surplus, we cannot assure you that a court will not later determine that some or all of the distribution to Demand Media stockholders was unlawful.

Risks Relating to Owning Our Common Stock

The market price of our common stock may fluctuate significantly.

The Company’s common stock began trading “regular way” on NASDAQ under the stock ticker symbol “NAME” on August 1, 2014.  There can be no assurance that an active trading market for our common stock will be sustained in the future.  The lack of an active trading market may make it more difficult for you to sell our shares and could lead to our share price being depressed or more volatile.  In addition, the market price of our common stock may fluctuate significantly.

We cannot predict the prices at which our common stock may trade in the future.  The market price of our common stock may fluctuate significantly, depending on many factors, some of which are beyond our control, including but not limited to:

•	actual or anticipated fluctuations in our quarterly or annual financial condition and operating performance;
•	the operating and stock price performance of similar companies;
•	a shift in our investor base;
•	introduction of new services by us or our competitors;
•	success or failure of our business strategy;
•	our ability to obtain financing as needed;
•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	the overall performance of the equity markets;
•	the number of shares of our common stock publicly owned and available for trading;
•	threatened or actual litigation or governmental investigations;
•	changes in laws or regulations affecting our business, including tax legislation;
•	announcements by us or our competitors of significant acquisitions or dispositions;
•	any major change in our board of directors or management;
•	changes in earnings estimates by securities analysts or our ability to meet earnings guidance;
•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;
•	large volumes of sales of our shares of common stock by existing stockholders;
•	investor perception of us and our industry; and
•	general political and economic conditions, and other external factors.

In addition, the stock market in general, and the market for Internet‑related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our stock as a newly independent, publicly traded company. This may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition and results of operation.

Any impairment in the value of our goodwill will result in an accounting charge against our earnings, which could negatively impact our stock price.

As of December 31, 2014, we had $103.0 million of goodwill, representing approximately 29.9% of our total assets as of such date. In accordance with GAAP, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment.  Significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows may result in us having to take impairment charges against goodwill. If we determine significant impairment of our goodwill, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

We may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock.

While we have no specific plan to issue preferred stock, our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more series of preferred stock having such designation, powers, privileges, preferences, including preferences over our common stock respecting dividends and distributions, terms of redemption and relative participation, optional, or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our board of directors may determine. The terms of one or more series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. Demand Media stockholders could sell our common stock received in the distribution if we do not fit their investment objectives, such as minimum market capitalization requirements or specific business sector focus requirements, or, in the case of index funds, if we are not part of the index in which they invest. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Currently, only one analyst publishes research on us. If additional securities or industry analysts do not initiate coverage, or if the one analyst that currently covers us were to discontinue coverage, the trading price for our stock would likely be negatively impacted. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

For as long as we are an “Emerging Growth Company,” which may be up to five full fiscal years, if we elect to take advantage of applicable JOBS Act provisions, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), such as requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be adversely affected and more volatile.

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

We have historically operated our business as part of a larger public company. Following consummation of the Separation, we are required to file with the SEC annual, quarterly and current reports that are specified in Section 13 of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including the requirements of NASDAQ, and certain provisions of the Sarbanes‑Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to:

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

These obligations require a significant commitment of additional resources, particularly after we are no longer an “Emerging Growth Company.” We may not be successful in implementing these requirements and implementing them could adversely affect our business or results of operations. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We expect to devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes‑Oxley Act, including costs associated with auditing and legal fees and accounting and administrative staff. In addition, Section 404(a) under the Sarbanes‑Oxley Act requires that we assess the effectiveness of our controls over financial reporting. Our future compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Implementing any changes to our internal controls may require compliance training of our directors, officers and employees, entail substantial costs to modify our accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may materially adversely affect our stock price.

Because we are an “Emerging Growth Company” under the JOBS Act, we will not be required to comply with Section 404(b) of the Sarbanes‑Oxley Act, which would require our independent auditors to issue an opinion on their audit of our internal control over financial reporting, until the later of the year following our first annual report required to be filed with the SEC and the date we are no longer an “Emerging Growth Company.” If, once we are no longer an “Emerging Growth Company,” our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock, could decline.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment and, therefore, may depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors, including, among other things:

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

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our certificate of incorporation relating to the issuance of preferred stock and management of our business or our bylaws, which may inhibit the ability of an acquiror from amending our certificate of incorporation or bylaws to facilitate a hostile acquisition;

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

We believe these provisions protect our stockholders from coercive or harmful takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with adequate time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. These provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change in control of the company that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

We are also subject to certain anti‑takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, our board of directors has approved the transaction.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine. Our certificate of incorporation further provides that any person or entity purchasing or acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions described above. This forum selection provision in our certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties

We do not own any real estate. We lease an approximate 41,000 square‑foot facility for our headquarters in Kirkland, Washington, offices in Denver, Colorado and Austin, Texas, and offices for our international operations in Dublin, Ireland and Queensland, Australia. We also lease space in large data centers in other locations in North America and Europe. We believe our current and planned offices and data centers will be adequate for the foreseeable future.

Item 3.Legal Proceedings

There are no pending or threatened legal proceeding to which we are a party that, in our belief, are reasonably likely to have a material adverse effect on our business, financial results and existing or future operations.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “NAME.”  Prior to the Separation from Demand Media, Rightside’s common stock began trading on NASDAQ on a “when-issued” basis on July 25, 2014, and on a “regular way” basis on August 1, 2014, the Separation date.  There was no public market for Rightside common stock prior to July 25, 2014.

	High	Low
Year ended December 31, 2014:
Third Quarter (July 25, 2014, to September 30, 2014)	$17.00	$9.48
Fourth Quarter	10.90	6.42

Holders of Record

As of March 20, 2015, our common stock was held by 44 stockholders of record and there were 18,753,206 shares of common stock outstanding. Stockholders of record do not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, our credit facilities include covenants that restrict, and any future debt instruments may similarly restrict our ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during the quarter ended December 31, 2014.

Stock Performance Graph

This following graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Rightside Group, Ltd. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The graph compares the cumulative total return of our common stock for the period starting on August 1, 2014, the date of our separation from Demand Media, and ending on December 31, 2014, with that of the NASDAQ Global Market Composite and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on August 1, 2014, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Equity

On August 6, 2014, in connection with the Tennenbaum Credit Facility, we issued warrants to purchase up to an aggregate of 997,710 shares of our common stock in reliance on Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act. For more information on these warrants, see the section entitled “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Selected Financial Data

The statements of operations data for 2014, 2013 and 2012, as well as the balance sheet data as of December 31, 2014 and 2013, are derived from our audited financial statements that are included elsewhere in this report. The statements of operations data for 2011 and 2010, as well as the balance sheet data as of December 31, 2012, 2011 and 2010, are derived from audited financial statements not included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

The following selected financial data should be read in conjunction with the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report (in thousands, except per share data).

	Year ended December 31,
Statement of Operations Data	2014	2013	2012	2011	2010
Revenue	$191,748	$185,192	$172,968	$160,475	$139,428
Cost of revenue (excluding depreciation and amortization)	149,710	133,714	118,142	101,391	89,094
Sales and marketing	9,461	10,210	8,725	6,074	5,951
Technology and development	20,476	18,516	14,779	14,072	11,192
General and administrative	21,157	24,191	18,914	17,293	11,089
Depreciation and amortization	15,441	14,382	13,495	15,250	17,418
Gain on other assets, net	(22,103)	(4,232)	-	-	-
Interest expense	1,988	-	-	-	-
Other expense (income), net	(1,196)	58	64	20	(36)
Income (loss) before income taxes	(3,186)	(11,647)	(1,151)	6,375	4,720
Income tax (benefit) expense	(1,328)	(944)	(162)	2,557	2,003
Net income (loss)	$(1,858)	$(10,703)	$(989)	$3,818	$2,717

Net income (loss) per share attributable to common stockholders
Basic	$(0.10)	$(0.58)	$(0.05)	$0.21	$0.15
Diluted	$(0.10)	$(0.58)	$(0.05)	$0.21	$0.15

Weighted average shares used in computing net income (loss) per share
Basic	18,452	18,413	18,413	18,413	18,413
Diluted	18,452	18,413	18,413	18,413	18,413

	As of December 31,
Balance Sheet Data	2014	2013	2012	2011	2010
Cash and cash equivalents	$49,743	$66,833	$40,593	$10,985	$4,785
Deferred registration costs	87,791	78,787	69,038	60,190	52,251
Total assets	344,334	321,521	278,099	199,628	187,584
Deferred revenue	112,878	97,543	85,307	76,815	67,944
Debt	25,105	-	-	-	-
Total liabilities	195,489	148,765	133,472	118,987	103,822
Total stockholders' equity	148,845	172,756	144,627	80,641	83,762

To supplement our financial results presented in GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, to evaluate our business. We define Adjusted EBITDA as net income (loss) adjusted for interest, income taxes, gain on sale of marketable securities, gain on other assets, net, depreciation and amortization, stock-based compensation, as well as the financial impact of acquisition and realignment costs. Acquisition and realignment costs include legal, accounting and other professional fees directly attributable to acquisition activity as well as employee severance and other payments in connection with corporate realignment activities.

We believe that Adjusted EBITDA is helpful in understanding our financial performance and potential future results. These are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read in conjunction with the financial statements prepared in accordance with GAAP.  Adjusted EBITDA may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and do not reflect a comprehensive system of accounting.  We use Adjusted EBITDA internally to understand, manage, and evaluate our business and make operating decisions. In addition, we believe that the presentation of Adjusted EBITDA is useful to investors because they enhance the ability of investors to compare our results from period to period and allows for greater transparency with respect to key financial metrics we use in making operating decisions.

The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in thousands):

	Year ended December 31,
Net Income (Loss) to Adjusted EBITDA	2014	2013	2012	2011	2010
Net income (loss)	$(1,858)	$(10,703)	$(989)	$3,818	$2,717
Add (deduct):
Income tax expense (benefit)	(1,328)	(944)	(162)	2,557	2,003
Gain on sale of marketable securities	(1,362)	-	-	-	-
Gain on other assets, net	(22,103)	(4,232)	-	-	-
Interest expense	1,988	-	-	-	-
Depreciation and amortization	15,441	14,382	13,495	15,250	17,418
Stock-based compensation expense	5,836	9,463	10,112	9,738	2,739
Acquisition and realignment costs	294	31	-	-	-
Adjusted EBITDA	$(3,092)	$7,997	$22,456	$31,363	$24,877

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Item 1A. Risk Factors” and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. As used in this report, “Rightside,” the “Company,” “our,” “we,” or “us” and similar terms include Rightside Group, Ltd. and its subsidiaries, unless the context indicates otherwise. We were incorporated as a Delaware corporation on July 11, 2013. Prior to our separation from Demand Media, Inc. on August 1, 2014, we were a wholly-owned subsidiary of Demand Media and did not have any material assets or liabilities, nor did we engage in any business or other activities. The following discussion describes our financial condition and results of operations as though we were a separate company as of the dates and for the periods presented, and includes the businesses, assets, and liabilities that comprise Rightside following the separation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this report Throughout this discussion and analysis we refer to our years ended December 31, 2014, 2013, and 2012, as “2014,” “2013” and “2012.”

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

We are one of the world’s largest registrars, offering domain name registration and other related services to resellers and directly to domain name registrants. Through our eNom brand, we provide infrastructure services that enable a network of more than 28,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands, including Name.com, we directly offer domain name registration services to more than 290,000 customers. As of December 31, 2014, we had more than 16 million domain names under management. In addition to domain name registration and related services, we have developed proprietary tools and services that identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of domain names as well as for our customers’ domain names.

We are a leading domain name registry through our participation in the expansion of generic Top Level Domains (“gTLDs”) by the Internet Corporation for Assigned Names and Numbers (“ICANN”), launched in October 2013 (the “New gTLD Program”). Since the launch of the New gTLD Program, we have amassed a portfolio of 36 gTLDs.  In May 2014, we began launching our gTLDs into the marketplace and to date, we have launched all 36 gTLDs in our portfolio including .NINJA, .ROCKS and .SOCIAL. Through the establishment of our registry business, we have also built a distribution network of over 100 ICANN accredited registrars, including GoDaddy, eNom and Name.com, that currently offer our gTLD domain names to businesses and consumers.

The combination of our existing registrar business and our new registry business makes us one of the largest providers of end-to-end domain name services in the world and uniquely positions us to capitalize on the New gTLD Program because we can distribute owned and third party gTLDs through our retail registrar brands, our eNom reseller network and our third party registrar distribution channel.

We generate the majority of our revenue through domain name registration subscriptions, including registrations of domain names for our owned gTLDs, and related value-added services. We also generate revenue from advertising on, and from the sale of, domain names that are registered to our customers or ourselves. Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.  We had revenue of $191.7 million, net loss of $1.9 million and adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) of $(3.1) million for 2014; compared to revenue of $185.2 million, net loss of $10.7 million and Adjusted EBITDA of $8.0 million for 2013.

Separation from Demand Media

Prior to August 1, 2014, Rightside was a wholly owned subsidiary of Demand Media, Inc. (“Demand Media”). In February 2013, Demand Media announced that its board of directors authorized Demand Media to pursue the separation of its business into two distinct publicly-traded companies: Rightside Group, Ltd., focused on domain name services, and Demand Media, Inc., a digital media company (the “Separation”). In January 2014, Demand Media received a private letter ruling from the Internal Revenue Service (“IRS”) confirming that the separation and the distribution of shares of Rightside common stock qualifies as a transaction that is tax-free for U.S. federal income tax purposes.

Rightside’s Registration Statement on Form 10 was declared effective by the SEC on July 14, 2014. On July 15, 2014, Demand Media announced that its board of directors had approved the separation of Rightside from Demand Media in the form of a tax-free transaction involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock on August 1, 2014.

Immediately prior to the Separation, the authorized shares of Rightside capital stock were increased from 1,000 shares to 120.0 million shares, divided into the following classes: 100.0 million shares of common stock, par value $0.0001 per share, and 20.0 million shares of preferred stock, par value $0.0001 per share. The 1,000 shares of Rightside common stock, par value $0.0001 per share, that were previously issued and outstanding were automatically reclassified as and became 18.4 million shares of common stock, par value $0.0001 per share. Upon the separation, holders of Demand Media common stock received one share of Rightside common stock for every five shares of Demand Media common stock held on the record date. Following completion of the separation, Rightside became an independent, publicly-traded company on the NASDAQ Global Select Market using the symbol: “NAME.”

We have agreements with Demand Media that have an impact on our results of operations and financial condition. This includes a Transition Services Agreement (the “TSA”) and Tax Matters Agreement. Under the TSA, Demand Media provides us with certain financial, administrative, and accounting-related support and systems. Although we have made investments to support our growth as an independent company, we will continue to rely on Demand Media for some services prior to the termination of the TSA in February 2016.

Our ability to raise equity capital is subject to the restrictions in the Tax Matters Agreement, which requires us to comply with the representations made in the IRS private letter ruling or in materials submitted to the IRS and our tax counsel in connection with the Separation. These representations contain restrictions on our ability to take actions that could cause the Separation to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, including entering into any transaction or series of transactions as a results of which any person or group of persons would acquire or have the right to acquire from us or stockholders our stock greater than certain threshold amounts, or issuing our stock in an offering in amounts greater than certain threshold amounts. Some of these restrictions will apply for the two-year period after the Separation. If the Separation fails to qualify as a tax-free transaction for U.S. federal income tax purposes, we could be responsible for taxes arising from the actions that causes the Separation to not qualify as tax-free. For more information regarding these and other agreements with Demand Media, see the section entitled “Item 1. Business—Agreements with Demand Media.”

Opportunities, Challenges and Risks

Substantially all of our revenue is derived from domain name registrations and related value‑added service subscriptions from our wholesale and retail customers of our registrar platform. Growth in our revenue is dependent upon our ability to attract wholesale and retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value‑added service renewal rates and to grow those relationships through competitive pricing on domain name registrations, differentiated value‑added services, customer service offerings, and best‑in‑class reseller integration tools. Over the past few years our revenue growth has been driven by the addition of reseller customers with large volumes of domain names as well as the acquisition of Name.com, a leading retail registrar. Certain of these large customers account for a significant portion of our revenue, and from time to time, we enter into multi‑year agreements with those customers. For example, our top three customers account for 26% of our consolidated revenue for 2014. We also generate advertising revenue through our monetization platform for websites or domain names that we or our customers own. The revenue associated with these websites has recently experienced flat to declining trends due to lower traffic and advertising yields in the marketplace, which we expect to continue.

We began generating cash sales as the exclusive registry operator for our portfolio of new gTLDs in the first quarter of 2014.

We incurred approximately $8.6 million and $8.4 million of expenses related to the New gTLD Program for 2014 and 2013. We made payments and deposits of $32.0 million, $3.9 million and $18.2 million during 2014, 2013 and 2012, for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN and third parties in the pursuit of certain exclusive gTLD operator rights. We capitalize payments made for gTLD applications and other acquisition related costs, and include them in other long‑term assets and intangible assets. As part of the New gTLD Program, we have received partial cash refunds for certain gTLD applications and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, we will continue to incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which commenced in December 2013, gTLD application fees and other acquisition-related costs are reclassified as finite‑lived intangible assets and amortized on a straight‑line basis over their estimated useful life. We expense as incurred other costs incurred as part of this gTLD initiative and not directly attributable to the acquisition of gTLD operator rights.

Our cost of revenue,  which is the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue. With our recent growth coming from reseller customers with large volumes of domain names where we realize lower margins, and a decreasing mix of the higher margin aftermarket revenue, our cost of revenue as a percentage of revenue has increased in 2014 compared to 2013.

Historically, our marketing expense has reflected our wholesale registrar’s ability to leverage the existing marketing and customer relationships from its reseller base. We expect marketing investments to grow as we promote our Name.com retail registrar and the New gTLD Program. Marketing activity will primarily flow through our sales and marketing expense line item.   Although to the extent that our registry offers performance incentive rebates or other business incentives to our partners, those incentives will be recognized as a reduction to revenue.

We believe that these factors will compress our operating margin in the short term as we increase our investment in new business initiatives to support future growth. However, over the long term, we expect our overall operating margins to increase as the registry business becomes a larger contributor to our overall revenue mix, and as registry‑related revenue streams are expected to have higher margins over the long term than our existing registrar business.

Key Business Metrics

We review a number of business metrics, including the following key metrics, to evaluate our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. We believe the following measures are the primary indicators of our performance:

•	Domain: We define a domain as an individual domain name registered by a third-party customer on Rightside’s registrar platforms for which Rightside has begun to recognize revenue.

•

Average revenue per domain (“ARPD”): We calculate ARPD by dividing domain name services revenue for a period by the average number of domains registered on Rightside’s registrar platforms in that period.  ARPD for partial year periods is annualized.

•	Renewal rate: We define the renewal rate as the percentage of domain names on our registrar platform that are renewed after the original term expires.

The following table sets forth additional performance highlights of key business metrics for the periods presented:

	Year ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
End of period domains (in millions)	16.0	14.8	13.6	8.1%	8.8%
Average revenue per domain	$10.50	$9.98	$9.81	5.2%	1.7%
Renewal rate	72.9%	69.9%	71.5%

Components of Results of Operations

Revenue

Our revenue is principally comprised of registration fees charged to businesses and consumers in connection with new, renewed and transferred domain name registrations, including registrations of domain names for our own gTLDs. In addition, our registrar also generates revenue from the sale of other value‑added services that are designed to help our customers easily build, enhance and protect their domain names, including security services, email accounts and web hosting, and the performance of services for registries. Finally, we generate advertising and domain name sales revenue as part of our aftermarket service offering. We generate this aftermarket revenue on domain names that we own, as well as by providing these services to third parties. Our revenue varies based upon the number of domain names registered or utilizing our aftermarket service offerings, the rates we charge our customers, our ability to sell value‑added services, our ability to sell domain names from our portfolio, and the monetization we are able to achieve through our aftermarket service offerings. Performance incentive rebates and certain other business incentives are recognized as a reduction in revenue. We primarily market our wholesale registration services under our eNom brand, and our retail registration services under our Name.com brand.

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

Costs and Expenses

Cost of Revenue

Cost of revenue consists primarily of direct costs we incur with selling an incremental product to our customers. Substantially all cost of revenue relates to domain name registration costs, payment processing fees, third-party commissions and customer care. Similar to our billing practices, we pay domain costs at the time of purchase, but recognize the costs of service ratably over the life of the registration.  Customer care expense represents the costs to consult, advise and service our customers’ needs. Customer care expenses primarily consist of personnel costs (including stock-based compensation expense). We expect cost of revenue to increase in absolute dollars in future periods as we expand our domain names services business and our total customers. Domain name costs include fees paid to the various domain registries and ICANN. We prepay these costs in advance for the life of the registration. The terms of registry pricing are established by an agreement between registries and registrars. Cost of revenue may increase or decrease as a percentage of total revenue, depending on the mix of products sold in a particular period and the sales and marketing channels used.

Sales and Marketing

Sales and marketing consists primarily of sales and marketing personnel costs (including stock-based compensation expense), sales support, advertising, marketing and general promotional expenditures. We anticipate that our sales and marketing expenses will increase in the near term as a percent of revenue as we continue to support our sales efforts and invest in the growth of our business including our gTLD Initiative.

Technology and Development

Technology and development consists primarily of costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs (including stock-based compensation expense) associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. We anticipate that our product development expenses will increase, but remain relatively flat as a percentage of revenue as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, including our gTLD Initiative. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in future headcount and global infrastructure footprint.

General and Administrative

General and administrative consists primarily of personnel costs (including stock-based compensation expense) from our executive, legal, finance, human resources and information technology organizations and facilities‑related expenditures, as well as third party professional fees, and insurance expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. In the near term, we expect our general and administrative expenses to decrease modestly as a percentage of revenue as we start generating revenue from our registry operations.

Depreciation and Amortization

Depreciation expense consists of charges relating to the depreciation of the property and equipment used in our business. Depreciation expense may increase or decrease in absolute dollars in future periods depending on the future level of capital investments in hardware and other equipment.

Amortization expense consists of the amortization of capitalized identifiable intangible assets acquired in connection with business combinations and to acquire domain names, including initial registration costs, as well as costs to acquire gTLDs. We amortize these costs on a straight‑line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We capitalize gTLD assets once they become available for their intended use and amortize them on a straight‑line basis over the remaining contractual period of the registry operator agreement, which is approximately 10 years. We expect the amortization of intangible assets to increase in the near term as we recognize expenses related to the gTLDs as they are launched into the market.

Gain on Other Assets, Net

Gain on other assets, net consists of gains on withdrawals of our interest in certain gTLD applications. We expect our gains and losses will vary depending upon potential gains or losses resulting from our resolution of gTLD applications for which there were multiple bidders.

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

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We recognize the effect on deferred taxes of a change in tax rates on income in the period that includes the enactment date.

Basis of Presentation

Our businesses have historically been operated as part of Demand Media and not as a separate stand‑alone entity. Prior to the Separation on August 1, 2014, we prepared our financial statements on a “carve‑out” basis from the consolidated financial statements of Demand Media to represent our financial position and operating results as if we had existed on a stand‑alone basis during the periods presented. We derived our financial statements from the consolidated financial statements and accounting records of Demand Media using the historical results of operations and historical basis of attributed assets and liabilities of Rightside’s businesses. These historical financial statements reflect our financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). Our financial statements include certain assets, liabilities, revenue and expenses of Demand Media, which were allocated for certain functions, including general corporate expenses related to finance, legal, information technology, human resources, shared services, insurance, employee benefits and incentives, and stock-based compensation expense. These attributed assets, liabilities, revenue and expenses have been allocated to us on the basis of direct usage when identifiable, and for resources indirectly used by us, allocations were based on relative headcount, revenue, or other methodology, to reflect estimated usage by the Rightside businesses. Management considers the allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual results that we would have incurred as an independent public company or of the results expected to occur in the future. As such, the financial statements included herein may not necessarily reflect our results of operations, financial position or cash flows in the future or what our results of operations, financial position or cash flows would have been had we been an independent company during the periods presented.

Critical Accounting Policies and Estimates

Use of Estimates

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; such estimates and judgments are periodically reviewed. Actual results may differ materially from these estimates under different assumptions, judgments, or conditions.

The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those we consider the most important to the presentation of our financial condition and results of operations, including those that require the most difficult, subjective, or complex judgments. Our critical accounting policies include revenue recognition, intangible assets, goodwill, long-lived assets and income taxes.

Revenue Recognition

We recognize revenue when four basic criteria are met: (1) persuasive evidence of a sales arrangement exists; (2) performance of services has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a signed contract. We assess collectability based on a number of factors, including transaction history and the credit worthiness of a customer. If we determine that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We recognize performance incentive rebates and certain other business incentives as a reduction in revenue. We record cash received in advance of revenue recognition as deferred revenue.

For arrangements with multiple deliverables, we allocate revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. We determine the fair value of the selling price for a deliverable using a hierarchy of (1) Company specific objective and reliable evidence, then (2) third‑party evidence, then (3) best estimate of selling price. We allocate any arrangement fee to each of the elements based on their relative selling prices. To the extent that we offer performance incentive rebates or certain other business incentives to our partners, those incentives will be recognized as a reduction to revenue.

Domain Name Registration Fees

We recognize revenue from registration fees charged to third parties in connection with new, renewed and transferred domain name registrations on a straight‑line basis over the registration term, which ranges from one to ten years. We record payments received in advance of the domain name registration term in deferred revenue in our balance sheets. The registration term and related revenue recognition commences once we confirm that the requested domain name has been recorded in the appropriate registry under accepted contractual performance standards. We defer the associated direct and incremental costs, which principally consist of registry and ICANN fees, and expense them as costs of revenue on a straight‑line basis over the registration term.

Our businesses including eNom and Name.com, are ICANN accredited registrars. Thus, we are the primary obligor with our reseller, and retail registrant customers and are responsible for the fulfillment of our registrar services to those parties. As a result, we report revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, we do not recognize any revenue related to transactions between its reseller customers and its ultimate retail customers. A portion of our resellers have contracted with us to provide billing and credit card processing services to the resellers’ retail customer base in addition to registration services. Under these circumstances, the cash collected from these resellers’ retail customer base exceeds the fixed amount per transaction that we charge for domain name registration services. Accordingly, we do not recognize the amounts that we collect for the benefit of the reseller as revenue and are recorded as a liability until we remit to the reseller on a periodic basis. We report revenue from these resellers on a net basis because the reseller determines the price to charge retail customers and maintains the primary customer relationship.

Value‑added Services

We recognize revenue from online registrar value‑added services, which include, but are not limited to, security certificates, domain name identification protection, charges associated with alternative payment methodologies, web hosting services and email services on a straight‑line basis over the period in which services are provided. We include payments received in advance of services being provided in deferred revenue.

Domain Name Monetization Services

Domain name monetization service revenue represents advertising revenue and primarily includes revenue derived from cost‑per‑click advertising links we place on websites owned by us, which we acquire and sell on a regular basis, and on websites owned by certain of our customers, with whom we have revenue sharing arrangements. Where we enter into revenue sharing arrangements with our customers, such as those relating to advertising on our customers’ domains, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our statements of operations, and record these revenue‑sharing payments to our customers as revenue‑sharing expenses, which are included in cost of revenue.

Also included in Aftermarket and other is revenue which represents proceeds received from selling domain names from our portfolio, as well as proceeds received from selling domain names that are not renewed by customers of our registrar platform. Domain name sales are primarily conducted through our direct sales efforts as well as through our NameJet joint venture. While certain domain names sold are registered on our registrar platform upon sale, we have determined that sales revenue and related registration revenue represent separate units of accounting. Because the domain name has value to the customers on a stand‑alone basis, where a customer could resell it separately, without the registration service, there is objective and reliable evidence of the fair value of the registration service and no general rights of return. We evaluated each deliverable, domain name sale and domain name registration, to determine whether vendor‑specific objective evidence (“VSOE”) or third‑party evidence of selling price (“TPE”) existed in order to determine the selling price for each unit of accounting.

We determined that there is VSOE for domain name registrations through analysis of historical stand‑alone transactions sold by us, which have been consistently priced with limited discounts. For domain name sales, we have determined that TPE is not a practical alternative due to uniqueness of domain names compared to those sold by competitors and the availability of relevant third‑party pricing information. We have not established VSOE for domain names due to the lack of pricing consistency and other factors. Accordingly, we allocate revenue to the domain name sale deliverable in the arrangement based on best estimate of the selling price (“BESP”). We determine BESP by reference to the total transaction price and an estimate of what a market participant would pay without the registration service. Based on the nature of the transaction and its elements, we believe that there are no meaningful discounts embedded in the overall arrangement. We recognize domain name sales revenue when title to the name is transferred to the buyer and the related registration fees are recognized on a straight‑ line basis over the registration term. If we sell a domain name, we recognize any unamortized cost basis as a cost of revenue.

For domain name sales generated through NameJet, we recognize revenue net of auction service fee payments to NameJet. We generated revenue of approximately $4.4 million and $5.1 million from domain name sales generated through NameJet for 2014 and 2013.

Intangible Assets

Registration and Acquisition Costs of Undeveloped Websites

We capitalize initial registration and acquisition costs of our undeveloped websites, and amortize these costs over the expected useful life of the underlying undeveloped websites on a straight‑line basis, which approximates the estimated pattern in which the underlying economic benefits are consumed. The expected useful lives of the undeveloped websites range from 12 months to 84 months. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience with domain names of similar quality and value.

In order to maintain the rights to each undeveloped website acquired, we pay periodic renewal registration fees, which generally cover a minimum period of twelve months. We record renewal registration fees of website name intangible assets in deferred registration costs and recognize the costs over the renewal registration period, which is included in cost of revenue.

Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: trade names, non‑compete agreements, owned website names, customer relationships, and technology. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives of three to 20 years, using the straight‑line method, which approximates the pattern in which the economic benefits are consumed.

gTLDs

We capitalize payments for gTLD applications and other costs directly attributable to the acquisition of gTLD registry operator rights and include them in other long-term assets. We have received and may continue to receive partial cash refunds for certain gTLD applications, and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, we may also incur gains or losses on amounts invested. These gains have been recorded as gains on other assets, net, on the Statements of Operations. As gTLDs become available for their intended use, gTLD application fees and acquisition related costs are reclassified as finite lived intangible assets and amortized on a straight-line basis over an estimated useful life of 10 years, which approximates the pattern in which the economic benefits are consumed. Other costs incurred as part of the gTLD initiative and not directly attributable to the acquisition of gTLD registry operator rights are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and the identifiable intangible assets. Goodwill is not amortized; rather, goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss.

Our most recent annual impairment analysis was performed in the fourth quarter of 2014 and indicated that the fair value of our reporting unit exceeded the carrying value at that time. We recently experienced significant volatility in our stock price, however, and as of December 31, 2014, our market capitalization was less than our book value. Should this condition continue to exist for an extended period of time, we will consider this and other factors, including our anticipated future cash flows, to determine whether goodwill is impaired. If we are required to record a significant impairment charge against certain intangible assets reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods. Based on a review of events and changes in circumstances at the reporting unit level through December 31, 2014, we have not identified any indications that the carrying value of our goodwill is impaired. We will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2015, consistent with our existing accounting policy. There were no charges recorded related to goodwill impairment during 2014, 2013 and 2012.

Long‑lived Assets

We evaluate the recoverability of our intangible assets and other long‑lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. These trigger events or changes in circumstances include, but are not limited to a significant decrease in the market price of a long‑lived asset, a significant adverse change in the extent or manner in which a long‑lived asset is being used, significant adverse changes in legal factors, including changes that could result from our inability to renew or replace material agreements with certain of our partners on favorable terms, significant adverse changes in the business climate, including changes which may result from adverse shifts in technology in our industry and the impact of competition, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long‑lived asset, current or future operating or cash flow losses that demonstrates continuing losses associated with the use of our long‑lived asset, or a current expectation that, more likely than not, a long‑lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In making this determination, we consider the specific operating characteristics of the relevant long‑lived assets, including (i) the nature of the direct and any indirect revenue generated by the assets; (ii) the interdependency of the revenue generated by the assets; and (iii) the nature and extent of any shared costs necessary to operate the assets for their intended use. An impairment test would be performed when the estimated undiscounted future cash flows expected to result from the use of the asset group is less than its carrying amount. Impairment is measured by assessing the usefulness of an asset by comparing its carrying value to its fair value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. Fair value is determined based upon estimated discounted future cash flows. The key estimates applied when preparing cash flow projections relate to revenue, operating margins, economic life of assets, overheads, taxation and discount rates. To date, we have not recognized any such impairment loss associated with our long‑lived assets.

Income Taxes

We account for our income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or in our tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of our deferred tax assets and we provide valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized.

We operate in various tax jurisdictions and are subject to audit by various tax authorities. We provide tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon technical merits, relevant tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

We recognize a tax benefit from an uncertain tax position only if we believe it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the  financial statements from such positions are then measured based on the largest benefit that we believe has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits in our income tax benefit in the accompanying statements of operations.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands). The period‑to‑period comparison of financial results is not necessarily indicative of future results.

	Year ended December 31,
	2014	2013	2012
Revenue	$191,748	$185,192	$172,968
Cost of revenue (excluding depreciation and amortization)	149,710	133,714	118,142
Sales and marketing	9,461	10,210	8,725
Technology and development	20,476	18,516	14,779
General and administrative	21,157	24,191	18,914
Depreciation and amortization	15,441	14,382	13,495
Gain on other assets, net	(22,103)	(4,232)	-
Interest expense	1,988	-	-
Other expense (income), net	(1,196)	58	64
Loss before income taxes	(3,186)	(11,647)	(1,151)
Income tax benefit	(1,328)	(944)	(162)
Net loss	$(1,858)	$(10,703)	$(989)

The following table presents our stock-based compensation expense included in the above line items (in thousands):

	Year ended December 31,
	2014	2013	2012
Cost of revenue	$372	$458	$407
Sales and marketing	1,178	1,598	1,816
Technology and development	1,049	1,377	1,512
General and administrative	3,237	6,030	6,377
Total stock-based compensation expense	$5,836	$9,463	$10,112

The following tables presents our depreciation and amortization by expense classification (in thousands):

	Year ended December 31,
	2014	2013	2012
Cost of revenue	$6,021	$5,336	$6,292
Sales and marketing	1,294	2,365	1,851
Technology and development	5,766	5,343	4,370
General and administrative	2,360	1,338	982
Total depreciation and amortization	$15,441	$14,382	$13,495

The following tables presents our results of operations as a percentage of revenue (amounts may not total due to rounding):

	Year ended December 31,
	2014	2013	2012
Revenue	100%	100%	100%
Cost of revenue (excluding depreciation and amortization)	78	72	68
Sales and marketing	5	6	5
Technology and development	11	10	9
General and administrative	11	13	11
Depreciation and amortization	8	8	8
Gain on other assets, net	(12)	(2)	-
Interest expense	1	-	-
Other expense (income), net	(1)	0	0
Loss before income taxes	(2)	(6)	(1)
Income tax benefit	(1)	(1)	(0)
Net loss	(1)%	(6)%	(1)%

Revenue

Revenue by service line was as follows (in thousands, except percentage data):

	Year ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
Domain name services	$161,585	$141,558	$126,854	14%	12%
Aftermarket and other	30,163	43,634	46,114	(31)%	(5)%
Total revenue	$191,748	$185,192	$172,968	4%	7%

Domain Name Services

2014 compared to 2013. Domain name services revenue for 2014 increased by $20.0 million, or 14%, to $161.6 million compared to $141.6 million in 2013. Excluding the acquisition-related benefit associated with Name.com, organic revenue growth was 9.0%. This growth was primarily due to an increase in domain name registrations associated with the continued onboarding of eNom wholesale partners, over 20% increase in Name.com revenue, and $1.7 million in revenue generated from the new registry business.

2013 compared to 2012. Domain name services revenue for 2013 increased by $14.7 million, or 12%, to $141.6 million compared to $126.9 million in 2012.  The increase was attributable in large part to an increase in the number of registered domain names in 2013 compared to 2012 as a result of the acquisition of Name.com. The number of registered domain names increased 1.2 million, or 9%, to 14.8 million in 2013 compared to 13.6 million in 2012.

Aftermarket and Other

2014 compared to 2013. Aftermarket and other revenue for 2014 decreased by $13.4 million, or 31%, to $30.2 million compared to $43.6 million in 2013. The decrease was primarily due to a $7.7 million decrease in domain sales, driven by lower sales of domain names in our portfolio, and a $5.6 million decrease in our advertising revenue, driven primarily from our decision to eliminate the low quality advertising traffic on our websites.

2013 compared to 2012. Aftermarket and other revenue for 2013 decreased by $2.5 million, or 5%, to $43.6 million compared to $46.1 million in 2012. The decrease was primarily due to a $6.4 million decrease in advertising revenue due to a weaker market for such services, partially offset by a $3.9 million increase in revenue associated with domain name sales.

Cost and Expenses

Costs and expenses were as follows (in thousands, except percentage data):

	Year ended December 31,			% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
Cost of revenue (excluding depreciation and amortization)	$149,710	$133,714	$118,142	12%	13%
Sales and marketing	9,461	10,210	8,725	(7)%	17%
Technology and development	20,476	18,516	14,779	11%	25%
General and administrative	21,157	24,191	18,914	(13)%	28%
Depreciation and amortization	15,441	14,382	13,495	7%	7%
Gain on other assets, net	(22,103)	(4,232)	-	422%	N/A
Interest expense	1,988	-	-	N/A	N/A
Other expense (income), net	(1,196)	58	64	2,162%	9%
Income tax benefit	(1,328)	(944)	(162)	41%	483%

Cost of Revenue

2014 compared to 2013. Cost of revenue for 2014, increased by $16.0 million, or 12%, to $149.7 million compared to $133.7 million in 2013. The increase was primarily due to a $18.3 million increase in domain name registration costs associated with our growth in registered domain names and related revenue, $0.5 million increase in personnel costs, partially offset by a decrease of $2.7 million in revenue sharing costs paid to our domain name monetization customers.

2013 compared to 2012. Cost of revenue for 2013 increased by $15.6 million, or 13%, to $133.7 million compared to $118.1 million in 2013. The increase was primarily due to $14.6 million in domain name registration costs associated with our growth in registered domain names and related revenue, and $1.1 million in personnel costs.

Sales and Marketing

2014 compared to 2013. Sales and marketing for 2014, decreased by $0.7 million, or 7%, to $9.5 million compared to $10.2 million in 2013. The decrease was primarily due to a $0.4 million decrease in stock-based compensation expense, $0.4 million in lower commissions as a result of reduced domain name sales, and $0.6 million less in payroll expenses, offset by an increase of $0.8 million for new marketing campaigns for our owned gTLDs.

2013 compared to 2012. Sales and marketing for 2013 increased by $1.5 million, or 17%, to $10.2 million compared to $8.7 million in 2012. The increase was primarily due to a $1.5 million increase in personnel expenses related to investment in our new gTLD initiative and $0.2 million in commissions, offset by a decrease of $0.2 million in stock-based compensation expense.

Technology and Development

2014 compared to 2013. Technology and development for 2014, increased by $2.0 million, or 11%, to $20.5 million compared to $18.5 million in 2013. The increase was primarily due to a $1.3 million increase in personnel costs to support and develop our domain name services and registry platforms, $1.1 million in infrastructure and technology costs to support our registry platform and our operations as a standalone company, partially offset by a decrease of $0.3 million in stock-based compensation expense.

2013 compared to 2012. Technology and development for 2013 increased by $3.7 million, or 25%, to $18.5 million compared to $14.8 million in 2012. The increase was primarily due to a $2.1 million increase in personnel costs to support and develop our domain name services and registry platforms, and $1.8 million in infrastructure and technology costs to further support our service offerings, as well as to support our new gTLD initiative.

General and Administrative

2014 compared to 2013. General and administrative for 2014 decreased by $3.0 million, or 13%, to $21.2 million compared to $24.2 million in 2013. The decrease was primarily due to a $2.8 million decrease in stock-based compensation expense due to a reduced allocation from Demand Media, which ceased upon our separation on August 1, 2014.

2013 compared to 2012. General and administrative for 2013 increased by $5.3 million, or 28%, to $24.2 million compared to $18.9 million in 2012. The increase was primarily due to an increase of $3.2 million in personnel and related cost, $1.0 million in rent and facility expenses due to higher rent for our new office in Ireland to support our gTLD initiative, our new office in Denver related to the acquisition of Name.com and other facility-related expenses,  $0.8 million increase in information technology expense related to our new gTLD initiative, $0.4 million in professional services and consulting fees from a business acquisition, offset by a decrease of $0.3 million in stock-based compensation expense.

Depreciation and Amortization

2014 compared to 2013. Depreciation and amortization for 2014 increased by $1.0 million, or 7%, to $15.4 million compared to $14.4 million in 2013. The increase was primarily due to an increase of $1.2 million in depreciation expense on property and equipment, offset by a decrease of $0.1 million in amortization of intangible assets.

2013 compared to 2012. Depreciation and amortization for 2013 increased by $0.9 million, or 7%, to $14.4 million compared to $13.5 million in 2012. The increase was primarily due to an increase of $1.3 million in depreciation expense on property and equipment, offset by a decrease of $0.4 million in amortization of intangible assets.

Gain on Other Assets, Net

2014 compared to 2013. Gain on other assets, net for 2014 and 2013 was $22.1 million and $4.2 million due to payments received in exchange for the withdrawals of our interest in certain gTLD applications.

2013 compared to 2012. Gain on other assets, net for 2013 was $4.2 million due to payments received in exchange for the withdrawals of our interest in certain gTLD applications.  There were no gains on other assets, net for 2012.

Interest Expense

2014 compared to 2013. Interest expense for 2014 was $2.0 million consisting of interest expense on our credit facilities. We did not have any interest expense in 2013 or 2012.

Other (Income) Expense, Net

2014 compared to 2013. Other income for 2014 was $1.2 million compared to other expense of $0.1 million in 2013. Other (income) expense, net in 2014 includes a $1.4 million gain on the sale of marketable securities.

2013 compared to 2012. Other income (expense), net for 2013 was flat compared to 2012.

Income Tax Benefit

2014 compared to 2013. Income tax benefit for 2014 was $1.3 million, compared to $0.9 million in 2013. The increase was primarily due to increased book losses from our domestic operations during the period, which were not offset by books gains in our international operations.

2013 compared to 2012. Income tax benefit for 2013 increased by $0.7 million, or 483%, to $0.9 million compared to $0.2 million for 2012. This increase was primarily due to increased book losses.

Liquidity and Capital Resources

Historically, we have principally financed our operations from net cash provided by our operating activities. Our cash flows from operating activities are significantly affected by our cash based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our ongoing investments in our platform, company infrastructure, equipment for our domain name services and, more recently, our investments in gTLD applications. Our capital expenditures and investments in gTLDs have to date, been funded by both cash flow from operations and investment from our former parent, Demand Media, as well as proceeds from our credit facilities.

As of December 31, 2014, our principal sources of liquidity were our cash and cash equivalents in the amount of $49.7 million along with our $30.0 million revolving credit facility. As part of our separation from Demand Media, cash and cash equivalents were allocated between the two companies, resulting in Rightside receiving cash of $26.1 million as of August 1, 2014, and Demand Media assuming all of the existing outstanding debt at the separation date. Subsequent to the separation, we entered into credit facilities designed to increase our liquidity and financial flexibility to pursue our strategic objectives, including the acquisition of additional gTLDs.

Credit Facilities

Silicon Valley Bank Credit Facility

In August 2014, we entered into a $30.0 million revolving credit facility (“SVB Credit Facility”) with Silicon Valley Bank (“SVB”). Under this facility we may repay and reborrow until the maturity date in August 2017. The SVB Credit Facility includes a letter of credit sub-limit of up to $15.0 million.

The SVB Credit Facility provides us with the option to select the annual interest rate on borrowings in an amount equal to: (1) a base rate determined by reference to the highest of: (a) the prime rate; (b) 0.50% per annum above the federal funds effective rate; and (c) the Eurodollar base rate for an interest period of one month plus 1.00%, plus a margin ranging from 1.00% to 1.50%, depending on our consolidated senior leverage ratio (as determined under the SVB Credit Facility), or (2) a Eurodollar base rate determined by reference to LIBOR for the interest period equivalent to such borrowing adjusted for certain reserve requirements, plus a margin ranging from 2.00% to 2.50%, depending on our consolidated senior leverage ratio (as determined under the SVB Credit Facility). In addition, we pay a 2.00% fee for the balance of letters of credit issued under the SVB Credit Facility.

We pay fees on the portion of the facility that is not drawn.  The unused fee is payable to SVB in arrears on a quarterly basis in an amount equal to 0.25% multiplied by the daily amount by which the aggregate commitments exceed the sum of the outstanding amount of loans and the outstanding amount of letter of credit obligations.

The SVB Credit Facility allows SVB to require mandatory prepayments of outstanding borrowings from amounts otherwise required to prepay the term loan under the Tennenbaum Credit Facility.

The SVB Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants. This facility has financial covenants, including a requirement that we maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated senior leverage ratio, a maximum consolidated net leverage ratio, and minimum liquidity.  As of December 31, 2014, we were in compliance with the covenants under the SVB Credit Facility.

We incurred $0.6 million in fees to establish this facility that we have capitalized on our balance sheet as deferred financing costs, which we will amortize on a straight-line basis into interest expense over the term of the SVB Credit Facility.

As of December 31, 2014, we had letters of credit with a face amount of $11.0 million that were issued under the SVB Credit Facility.  We have made no other borrowings under this facility.

Tennenbaum Credit Facility

In August 2014, we entered into a $30.0 million term loan credit facility with certain funds managed by Tennenbaum Capital Partners LLC (“Tennenbaum Credit Facility”). Under this facility interest is based on a rate per year equal to LIBOR plus 8.75%. Interest on the term loan is payable quarterly, beginning September 30, 2014. Quarterly principal payments of $375,000 on the term loan begin March 31, 2015. Once repaid, the term loan may not be reborrowed. All amounts outstanding under the facility are due and payable in full on the maturity date in August 2019. We may prepay any principal amount outstanding on the term loan plus a premium of 4.00% (if prepaid in the first year), 2.50% (second year), 1.00% (third year), and 0.00% thereafter, plus customary “breakage” costs with respect to LIBOR loans.

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

Our obligations under the Tennenbaum Credit Facility are unconditionally guaranteed by, and secured by substantially all of the assets of Rightside.  The Tennenbaum Credit Facility contains financial covenants and customary representations and warranties, events of default and affirmative and negative covenants. As of December 31, 2014, we were in compliance with the covenants under the Tennenbaum Credit Facility.

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

We estimated the fair value of the warrants by using the Black-Scholes Option Pricing Method ("Black-Scholes"). Under the Black-Scholes approach our key assumptions included the following:  Stock price of $14.49, strike price of $15.05, volatility of 42.44%, risk-free rate of 1.67%, dividend yield of 0% and 5 year term. We used the resulting fair value to allocate the proceeds from the Tennenbaum Credit Facility between liability and equity components.

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

We incurred $3.2 million in fees to establish the Tennenbaum Credit Facility, which includes $2.3 million of deferred financing costs and $0.9 million of note discount.  We capitalized these fees on our balance sheet and will amortize the fees on an effective interest method into interest expense over the term of the Tennenbaum Credit Facility.

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

Historical Cash Flow Trends

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Year ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$965	$7,966	$21,132
Net cash used in investing activities	(14,659)	(8,717)	(45,966)
Net cash (used in) provided by financing activities	(3,396)	26,991	54,442

Cash Flow from Operating Activities

Net cash provided by operating activities was $1.0 million, $8.0 million and $21.1 million in 2014, 2013 and 2012.

Our net loss in 2014 was $1.9 million, which included a gain on the withdrawal of gTLD applications of $22.1 million, gain on the sale of marketable securities of $1.4 million, and non-cash charges of $20.8 million such as depreciation, amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital generated $5.5 million.

Our net loss in 2013 was $10.7 million, which included a gain on the withdrawal of gTLD applications of $4.2 million and non-cash charges of $22.2 million such as depreciation, amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital generated $0.7 million.

Our net loss in 2012 was $1.0 million, which included non-cash charges of $25.5 million such as depreciation, amortization, stock-based compensation expense and deferred taxes. In addition, changes in our working capital used $3.4 million of cash.

Cash Flow from Investing Activities

Net cash used in investing activities was $14.7 million in 2014 compared to $8.7 million for 2013. The increase of cash used in investing activities was primarily due to an increase of $28.1 million of payments and deposits for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights, which was offset by an increase in proceeds of $17.8 million from gTLD application withdrawals. In addition, we had a decrease of $1.6 million in restricted cash for 2014, lower investments in intangible assets of $0.8 million, and a decrease of $3.6 million on the purchases of property and equipment. Cash invested in purchases of intangible assets and property and equipment, including internally developed software, was to support the growth of our business and infrastructure during these periods.

Net cash used in investing activities was $8.7 million in 2013 compared to $46.0 million for 2012. The decrease of cash used in investing activities was primarily due to lower investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights of $14.3 million, a decrease in cash paid for acquisitions of $16.2 million, which were partially offset by proceeds from gTLD application withdrawals of $5.6 million and higher investments in property and equipment of $0.5 million.

Cash Flow from Financing Activities

Net cash used in financing activities was $3.4 million in 2014 compared to cash provided by financing activities of $27.0 million in 2013.  Changes in net cash from financing activities for 2014 comprised primarily the proceeds from our credit facility and related debt financing costs, which were offset by a $1.0 million payment for an acquisition holdback and transfers to and from our former parent, Demand Media. Parent company investment in the balance sheets represents Demand Media's historical investment in our Company, the net effect of cost allocations from transactions with Demand Media and our accumulated earnings.

Net cash provided by financing activities for 2013 and 2012 are primarily due to net transfers from our parent, Demand Media. Parent company investment in the balance sheets represents Demand Media's historical investment in Rightside, the net effect of cost allocations from transactions with Demand Media and our accumulated earnings.

Revision of Second and Third Quarter 2014 Statements of Cash Flows

Subsequent to the filing of our Form 10-Q for the third quarter of 2014, we determined that certain transactions were misclassified in the Statements of Cash Flows for the six and nine months ended June 30, 2014, and September 30, 2014. The misclassifications primarily related to the repayment of an acquisition holdback liability for our 2012 Name.com acquisition and the timing of cash received related to gains on gTLD auctions. For the six and nine months ended June 30, 2014, and September 30, 2014, these classification errors resulted in an overstatement of cash outflows from operations by a total of $1.6 million and $1.5 million; an understatement of cash outflows from investing activities of $0.5 million and an overstatement of $0.6 million; and an understatement of cash outflows from financing of $1.0 million and $2.0 million, respectively. We assessed the materiality of the error on our previously issued quarterly financial statements in accordance with SEC Staff Accounting Bulletin No. 99 based on quantitative and qualitative factors, and concluded that the error was not material to the previously issued interim financial statements taken as a whole. As such, we have corrected this error in preparing our Statement of Cash Flows for the year ended December 31, 2014. Further, we will revise our Statements of Cash Flows for the six and nine months ended June 30, 2014, and September 30, 2014, when those respective statements are included in our 2015 second and third quarter Form 10-Q filings. The revision had no impact on our net income (loss) per diluted share for any period.

Off Balance Sheet Arrangements

As of December 31, 2014, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity or capital resources other than those contractual obligations disclosed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Contractual Obligations

The following table summarizes our outstanding contractual obligations and commercial commitments as of December 31, 2014 (in thousands):

		Lease	Purchase
		Commitments	Obligations
Years Ending December 31,	Debt (1)	(2)	(3)	Total
2015	$4,511	$1,363	$466	$6,340
2016	4,378	1,238	-	5,616
2017	4,125	1,200	-	5,325
2018	3,838	1,100	-	4,938
2019	25,328	356	-	25,684
Thereafter	-	-	-	-
Total	$42,180	$5,257	$466	$47,903

(1)	Includes principal and interest on our credit facilities.
(2)	Lease commitments are related to office facilities in various locations and lease certain equipment under non‑cancelable operating leases.
(3)	Purchase obligations consist of enforceable and legally binding arrangements with third parties related to services to support operations.

Indemnifications

In the normal course of business, we have made certain indemnities under which we may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware and indemnifications related to lease agreements. In addition, certain of our advertiser and distribution partner agreements contain certain indemnification provisions, which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we have no recorded liability for any of these indemnities.

Recent Accounting Pronouncements

See Note 2 of notes to the financial statements.

Item  7A.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and concentration of credit risk.

Interest Rate Risk

We are subject to interest rate risk in connection with the term loan drawn on the Tennenbaum Credit Facility, which accrue interest at variable rates. As of December 31, 2014, our borrowings under the Tennenbaum Credit Facility had an effective interest rate of 14.8%. Assuming the Tennenbaum Credit Facility is fully drawn and holding other variables constant, a 1% increase in interest rates, occurring January 1, 2015 and sustained throughout the period ended December 31, 2015, would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $0.3 million per year.

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

We are also exposed to credit risk with respect to our large registrar resellers and other large customers. To reduce and manage these risks, we assess the financial condition of our large registrar resellers and other large customers when we enter into or amend agreements with them and we limit credit risk by collecting in advance when possible and setting and adjusting credit limits where we deem appropriate.

Item 8.Financial Statements and Supplementary Data

The financial statements and supplementary data required by Item 8 are contained in Item 7 and Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this annual report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were, in design and operation, effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders (the “2015 Proxy Statement”) to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at investors.rightside.co/corporate-governance.cfm.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our corporate website, at the address and location specified above and, to the extent required by NASDAQ Listing Rules, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11.Executive Compensation

The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)Financial Statements:

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated:

(b)Financial Statement Schedule:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c)Exhibits

The exhibits listed on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHTSIDE GROUP, LTD.
By:	/s/ TARYN J. NAIDU
TARYN J. NAIDU Chief Executive Officer

Date: March 23, 2015

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Taryn J. Naidu and Tracy Knox, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, solely for the purposes of filing any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof solely for the purposes stated therein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ TARYN J. NAIDU Taryn J. Naidu	Chief Executive Officer (Principal Executive Officer)	March 23, 2015
/S/ TRACY KNOX Tracy Knox	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2015
/S/ DAVID E. PANOS David E. Panos	Chairman of the Board	March 23, 2015
/S/ SHAWN J. COLO Shawn J. Colo	Director	March 23, 2015
/S/ DIANE M. IRVINE Diane M. Irvine	Director	March 23, 2015
/S/ ROBERT J. MAJTELES Robert J. Majteles	Director	March 23, 2015
/S/ JAMES R. QUANDT James R. Quandt	Director	March 23, 2015
/S/ RICHARD C. SPALDING Richard C. Spalding	Director	March 23, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rightside Group, Ltd.:

In our opinion, the combined and consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Rightside Group, Ltd. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 23, 2015

Rightside Group, Ltd.

Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$49,743	$66,833
Accounts receivable	14,256	9,176
Prepaid expenses and other current assets	6,898	4,395
Deferred registration costs	73,289	66,273
Total current assets	144,186	146,677
Deferred registration costs	14,502	12,514
Property and equipment, net	11,527	14,456
Intangible assets, net	37,116	15,268
Goodwill	103,042	103,042
Deferred tax assets	9,483	6,314
gTLD deposits	21,180	21,252
Other assets	3,298	1,998
Total assets	$344,334	$321,521

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,190	$7,585
Accrued expenses and other current liabilities	21,313	18,787
Debt	1,500	-
Deferred tax liabilities	27,886	24,157
Deferred revenue	93,683	80,999
Total current liabilities	151,572	131,528
Deferred revenue, less current portion	19,195	16,544
Debt, less current portion	23,605	-
Other liabilities	1,117	693
Total liabilities	195,489	148,765
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value per share
Authorized shares: 100,000 and 0
Shares issued and outstanding: 18,661 and 0	2	-
Preferred stock, $0.0001 par value per share
Authorized shares: 20,000 and 0
Shares issued and outstanding: 0 and 0	-	-
Additional paid-in capital	141,709	-
Accumulated other comprehensive income	-	577
Retained earnings	7,134	-
Parent company investment	-	172,179
Total stockholders' equity	148,845	172,756
Total liabilities and stockholders' equity	$344,334	$321,521

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenue	$191,748	$185,192	$172,968
Cost of revenue (excluding depreciation and amortization)	149,710	133,714	118,142
Sales and marketing	9,461	10,210	8,725
Technology and development	20,476	18,516	14,779
General and administrative	21,157	24,191	18,914
Depreciation and amortization	15,441	14,382	13,495
Gain on other assets, net	(22,103)	(4,232)	-
Interest expense	1,988	-	-
Other expense (income), net	(1,196)	58	64
Loss before income taxes	(3,186)	(11,647)	(1,151)
Income tax benefit	(1,328)	(944)	(162)
Net loss	$(1,858)	$(10,703)	$(989)

Net loss per share attributable to common stockholders
Basic	$(0.10)	$(0.58)	$(0.05)
Diluted	$(0.10)	$(0.58)	$(0.05)

Weighted average shares used in computing net income (loss) per share
Basic	18,452	18,413	18,413
Diluted	18,452	18,413	18,413

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2014	2013	2012
Net loss	$(1,858)	$(10,703)	$(989)
Other comprehensive income:
Unrealized gain(loss) on available-for-sale securities	(906)	906	-
Tax effect	329	(329)	-
Other comprehensive income (loss), net of tax	(577)	577	-
Comprehensive loss	$(2,435)	$(10,126)	$(989)

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Stockholders’ Equity

(In thousands)

						Accumulated
	Parent			Additional		other
	company	Common stock		paid-in	Retained	Comprehensive
	investment	Shares	Amount	capital	earnings	income (loss)	Total
Balances as of December 31, 2011	$80,641	-	$-	$-	$-	$-	$80,641
Net increase in parent company investment	64,975						64,975
Net loss	(989)						(989)
Balance as of December 31, 2012	$144,627	-	$-	$-	$-	$-	$144,627
Unrealized gain on available-for-sale securities						577	577
Net increase in parent company investment	38,255						38,255
Net loss	(10,703)						(10,703)
Balances as of December 31, 2013	$172,179	-	$-	$-	$-	$577	$172,756
Realized gain on available-for-sale securities, net of tax	-					(577)	(577)
Net loss prior to spin-off	(8,992)						(8,992)
Net decrease in parent company investment	(28,043)					-	(28,043)
Capitalization at spin-off	(135,144)	18,413	2	135,142			-
Balances as of August 1, 2014	$-	18,413	$2	$135,142	$-	$-	$135,144
Stock option exercises and vesting of restricted stock units		248	-	51			51
Stock warrants issued				4,441			4,441
Stock-based compensation expense				2,380			2,380
Tax withholdings on the vesting of restricted stock units				(305)			(305)
Net income after spin-off					7,134	-	7,134
Balances as of December 31, 2014	$-	18,661	$2	$141,709	$7,134	$-	$148,845

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(1,858)	$(10,703)	$(989)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,441	14,382	13,495
Amortization of discount and issuance costs on debt	764	-	-
Deferred income taxes	(1,359)	(630)	2,373
Stock-based compensation expense	5,836	9,463	10,112
Gain on gTLD application withdrawals, net	(22,103)	(4,232)	-
Gain on sale of marketable securities	(1,362)	-	-
Other	86	(982)	(507)
Change in operating assets and liabilities:
Accounts receivable, net	(1,573)	3,330	(2,746)
Prepaid expenses and other current assets	(428)	(326)	(420)
Deferred registration costs	(9,004)	(9,749)	(8,848)
Deposits with registries	425	(914)	721
Other long-term assets	(1,999)	(3,285)	(407)
Accounts payable	(395)	702	604
Accrued expenses and other liabilities	3,159	(325)	(227)
Deferred revenue	15,335	11,235	7,971
Net cash provided by operating activities	965	7,966	21,132
Cash flows from investing activities
Purchases of property and equipment	(4,818)	(8,445)	(7,917)
Purchases of intangible assets	(2,104)	(2,921)	(3,307)
Payments and deposits for gTLD applications	(32,028)	(3,949)	(18,202)
Proceeds from gTLD withdrawals, net	23,461	5,616	-
Cash paid for acquisitions, net of cash acquired	-	-	(16,200)
Issuance of note receivable	(2,500)	-	-
Change in restricted cash	1,563	-	(855)
Proceeds from sale of marketable securities	1,362	-	-
Other	405	982	515
Net cash used in investing activities	(14,659)	(8,717)	(45,966)
Cash flows from financing activities
Principal payments on capital lease obligations	(101)	(241)	(222)
Proceeds from debt	30,000	-	-
Issuance costs related to debt financings	(2,784)	-	-
Proceeds from stock option exercises	51	-	-
Minimum tax withholding on restricted stock awards	(305)	-	-
Changes in parent company investment	(29,215)	27,882	54,664
Cash paid for acquisition holdback	(1,042)	(650)	-
Net cash (used in) provided by financing activities	(3,396)	26,991	54,442
Change in cash and cash equivalents	(17,090)	26,240	29,608
Cash and cash equivalents, beginning of period	66,833	40,593	10,985
Cash and cash equivalents, end of period	$49,743	$66,833	$40,593

Supplemental disclosure of cash flows:
Warrants issued in connection with debt	$4,441	$-	$-
Cash paid for interest	1,142	-	-
Acquisition hold back	-	-	1,800

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Notes to Financial Statements

1.  Company Background, Separation from Demand Media and Basis of Presentation

Company Background

In February 2013, Demand Media, Inc. (“Demand Media”) announced that its board of directors authorized Demand Media to pursue the separation of its business into two distinct publicly traded entities: a new company named Rightside Group, Ltd. (“Rightside,” the “Company,” “our,” “we,” or “us”) focused on domain name services, and Demand Media, Inc. (“Demand Media”), a digital media company. On August 1, 2014, Demand Media completed a tax free distribution of all of the outstanding shares of our common stock on a pro rata basis to Demand Media stockholders (the “separation” or the “spin‑off”) as of the record date. After the spin‑off, we began operating as an independent, publicly traded company.

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

We provide domain name registration and related value‑added service subscriptions to third parties. We are also a participant in the expansion of generic Top Level Domains (“gTLDs”) by the Internet Corporation for Assigned Names and Numbers (“ICANN”), with the first gTLD launched in October 2013 (the “New gTLD Program”). As part of the New gTLD Program, our domain name services business entered into its first registry operator agreements with ICANN, becoming an accredited registry for new gTLDs.

Separation from Demand Media

Immediately prior to the separation, the authorized shares of Rightside capital stock were increased from 1,000 shares to 120.0 million shares, divided into the following classes: 100.0 million shares of common stock, par value $0.0001 per share, and 20.0 million shares of preferred stock, par value $0.0001 per share. The 1,000 shares of Rightside common stock, par value $0.0001 per share, that were previously issued and outstanding were automatically reclassified as and became 18.4 million shares of common stock, par value $0.0001 per share. The separation was effected by Demand Media through a tax-free transaction involving the distribution of all Rightside common stock held by Demand Media to Demand Media’s stockholders on August 1, 2014.

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

Basis of Presentation

We have prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions were eliminated in consolidation. We will refer to combined and consolidated financial statements as “financial statements,” “balance sheets,” “statement of operations,” “statement of cash flow” and “statement of stockholders’ equity” herein. Throughout these financial statements we refer to our years ended December 31, 2014 , 2013 , and 2012 , as “2014,” “2013” and “2012.”

After The Separation on August 1, 2014

Our financial statements are presented on a consolidated basis, as we became a separate consolidated group. Our balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows include the accounts of Rightside and our wholly-owned subsidiaries.  These financial statements reflect our financial position, results of operations, statement of comprehensive income (loss), equity and cash flows as a separate company and have been prepared in accordance with GAAP.

Prior To The Separation on August 1, 2014

Our financial statements are presented on a combined basis as carve-out financial statements, as we were not a separate consolidated group.  Our financial statements were derived from the financial statements and accounting records of Demand Media. Our financial statements assume the allocation to us of certain Demand Media corporate expenses relating to Rightside (refer to Note 14—Transactions with Related Parties and Parent Company Investment for further information). The accounting for income taxes is computed for our company on a separate tax return basis (refer to Note 10—Income Taxes for further information).

All significant intercompany accounts and transactions, other than those with Demand Media, have been eliminated in preparing the financial statements. All transactions between us and Demand Media have been included in these financial statements and are deemed to be settled as of August 1, 2014. The total net effect of the settlement of these transactions is reflected in the statements of cash flow as a financing activity and in the  balance sheets as “Parent company investment.” Parent company investment in the balance sheets represents Demand Media’s historical investment in our company, the net effect of cost allocations from transactions with Demand Media and our accumulated earnings.

These financial statements included expense allocations for certain: (1) corporate functions historically provided by Demand Media, including, but not limited to, finance, legal, information technology, human resources, communications, compliance, and other shared services; (2) employee benefits and incentives; and (3) stock-based compensation expense. These expenses have been allocated to us on a direct basis when identifiable, with the remainder allocated on a pro rata basis calculated as a percentage of our revenue, headcount or expenses to Demand Media’s consolidated results. We consider the basis on which these expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented.

The allocations do not reflect the expense that we would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if we had been a stand‑alone company would depend on a number of factors, including, but not limited to, the chosen organizational structure, the costs of being a stand‑alone publicly-traded company, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our separation from Demand Media, we will perform these functions using our own resources and purchased services. For an interim period, however, some of these functions will continue to be provided by Demand Media under a transition services agreement, which are planned to extend for a period up to 18 months. Costs incurred by Demand Media to complete the spin‑off were not allocated to us.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

We prepared our financial statements in accordance with GAAP, which requires us to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis, which form the basis for making judgments about the carrying value of assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances.

Significant items subject to such estimates and assumptions include revenue, useful lives and impairment of property and equipment, intangible assets, goodwill, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Revenue Recognition

We recognize revenue when four basic criteria are met: (1) persuasive evidence of a sales arrangement exists; (2) performance of services has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a signed contract. We assess collectability based on a number of factors, including transaction history and the credit worthiness of a customer. If we determine that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We recognize performance incentive rebates and certain other business incentives as a reduction in revenue. We record cash received in advance of revenue recognition as deferred revenue.

For arrangements with multiple deliverables, we allocate revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. We determine the fair value of the selling price for a deliverable using a hierarchy of (1) Company specific objective and reliable evidence, then (2) third‑party evidence, then (3) best estimate of selling price. We allocate any arrangement fee to each of the elements based on their relative selling prices. To the extent that we offer performance incentive rebates or certain other business incentives to our partners, those incentives will be recognized as a reduction to revenue.

Domain Name Registration Fees

We recognize revenue from registration fees charged to third parties in connection with new, renewed and transferred domain name registrations on a straight‑line basis over the registration term, which ranges from one to ten years. We record payments received in advance of the domain name registration term in deferred revenue in our balance sheets. The registration term and related revenue recognition commences once we confirm that the requested domain name has been recorded in the appropriate registry under accepted contractual performance standards. We defer the associated direct and incremental costs, which principally consist of registry and ICANN fees, and expense them as cost of revenue on a straight‑line basis over the registration term.

Our businesses, including eNom and Name.com, are ICANN accredited registrars. Thus, we are the primary obligor with our reseller and retail registrant customers and are responsible for the fulfillment of our registrar services to those parties. As a result, we report revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, we do not recognize any revenue related to transactions between its reseller customers and its ultimate retail customers. A portion of our resellers have contracted with us to provide billing and credit card processing services to the resellers’ retail customer base in addition to registration services. Under these circumstances, the cash collected from these resellers’ retail customer base exceeds the fixed amount per transaction that we charge for domain name registration services. Accordingly, we do not recognize the amounts that we collect for the benefit of the reseller as revenue and are recorded as a liability until we remit to the reseller on a periodic basis. We report revenue from these resellers on a net basis because the reseller determines the price to charge retail customers and maintains the primary customer relationship.

Value‑added Services

We recognize revenue from online registrar value‑added services, which include, but are not limited to, security certificates, domain name identification protection, charges associated with alternative payment methodologies, web hosting services and email services on a straight‑line basis over the period in which services are provided. We include payments received in advance of services being provided in deferred revenue.

Domain Name Monetization Services

Domain name monetization service revenue represents advertising revenue and primarily includes revenue derived from cost‑per‑click advertising links we place on websites owned by us, which we acquire and sell on a regular basis, and on websites owned by certain of our customers, with whom we have revenue sharing arrangements. Where we enter into revenue sharing arrangements with our customers, such as those relating to advertising on our customers’ domains, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our statements of operations, and record these revenue‑sharing payments to our customers as revenue‑sharing expenses, which are included in cost of revenue.

Also included under this heading is revenue which represents proceeds received from selling domain names from our portfolio, as well as proceeds received from selling domain names that are not renewed by customers of our registrar platform. Domain name sales are primarily conducted through our direct sales efforts as well as through our NameJet joint venture. While certain domain names sold are registered on our registrar platform upon sale, we have determined that sales revenue and related registration revenue represent separate units of accounting, because the domain name has value to the customers on a stand‑alone basis, where a customer could resell it separately, without the registration service, there is objective and reliable evidence of the fair value of the registration service and no general rights of return. We evaluated each deliverable, domain name sale and domain name registration, to determine whether vendor‑specific objective evidence (“VSOE”) or third‑party evidence of selling price (“TPE”) existed in order to determine the selling price for each unit of accounting.

We determined that there is VSOE for domain name registrations through analysis of historical stand‑alone transactions sold by us, which have been consistently priced with limited discounts. For domain name sales, we have determined that TPE is not a practical alternative due to uniqueness of domain names compared to those sold by competitors and the availability of relevant third‑party pricing information. We have not established VSOE for domain names due to the lack of pricing consistency and other factors. Accordingly, we allocate revenue to the domain name sale deliverable in the arrangement based on best estimate of the selling price (“BESP”). We determine BESP by reference to the total transaction price and an estimate of what a market participant would pay without the registration service. Based on the nature of the transaction and its elements, we believe that there are no meaningful discounts embedded in the overall arrangement. We recognize domain name sales revenue when title to the name is transferred to the buyer and the related registration fees are recognized on a straight‑ line basis over the registration term. If we sell a domain name, we recognize any unamortized cost basis as a cost of revenue.

For domain name sales generated through NameJet, we recognize revenue net of auction service fee payments to NameJet. We generated revenue of approximately $4.4 million and $5.1 million from domain name sales generated through NameJet for 2014 and 2013.

Intangible Assets

Registration and Acquisition Costs of Undeveloped Websites

We capitalize initial registration and acquisition costs of our undeveloped websites, and amortize these costs over the expected useful life of the underlying undeveloped websites on a straight‑line basis, which approximates the estimated pattern in which the underlying economic benefits are consumed. The expected useful lives of the undeveloped websites range from 12 months to 84 months. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience with domain names of similar quality and value.

In order to maintain the rights to each undeveloped website acquired, we pay periodic renewal registration fees, which generally cover a minimum period of twelve months. We record renewal registration fees of website name intangible assets in deferred registration costs and recognize the costs over the renewal registration period, which is included in cost of revenue.

Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: trade names, non‑compete agreements, owned website names, customer relationships, and technology. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives of three to 20 years, using the straight‑line method, which approximates the pattern in which the economic benefits are consumed.

gTLDs

We capitalize payments for gTLD applications and other costs directly attributable to the acquisition of gTLD registry operator rights and include them in other long-term assets. We have received and may continue to receive partial cash refunds for certain gTLD applications, and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, we may also incur gains or losses on amounts invested. These gains have been recorded as gains on other assets, net, on the Statements of Operations. As gTLDs become available for their intended use, gTLD application fees and acquisition related costs are reclassified as finite lived intangible assets and amortized on a straight-line basis over an estimated useful life of 10 years, which approximates the pattern in which the economic benefits are consumed. Other costs incurred as part of the gTLD initiative and not directly attributable to the acquisition of gTLD registry operator rights are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and the identifiable intangible assets. Goodwill is not amortized; rather, goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss.

Our most recent annual impairment analysis was performed in the fourth quarter of 2014 and indicated that the fair value of our reporting unit exceeded the carrying value at that time. We recently experienced significant volatility in our stock price, however, and as of December 31, 2014, our market capitalization was less than our book value. Should this condition continue to exist for an extended period of time, we will consider this and other factors, including our anticipated future cash flows, to determine whether goodwill is impaired. If we are required to record a significant impairment charge against certain intangible assets reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods. Based on a review of events and changes in circumstances at the reporting unit level through December 31, 2014, we have not identified any indications that the carrying value of our goodwill is impaired. We will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2015, consistent with our existing accounting policy. There were no charges recorded related to goodwill impairment during 2014, 2013 and 2012.

Long‑lived Assets

We evaluate the recoverability of our intangible assets, and other long‑ lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. These trigger events or changes in circumstances include, but are not limited to, a significant decrease in the market price of a long‑lived asset, a significant adverse change in the extent or manner in which a long‑ lived asset is being used, significant adverse changes in legal factors, including changes that could result from our inability to renew or replace material agreements with certain of our partners on favorable terms, significant adverse changes in the business climate including changes which may result from adverse shifts in technology in our industry and the impact of competition, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long‑lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of our long‑lived asset, or a current expectation that, more likely than not, a long‑lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In making this determination, we consider the specific operating characteristics of the relevant long‑lived assets, including (i) the nature of the direct and any indirect revenue generated by the assets; (ii) the interdependency of the revenue generated by the assets; and (iii) the nature and extent of any shared costs necessary to operate the assets in their intended use. An impairment test would be performed when the estimated undiscounted future cash flows expected to result from the use of the asset group is less than its carrying amount. Impairment is measured by assessing the usefulness of an asset by comparing its carrying value to its fair value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. Fair value is determined based upon estimated discounted future cash flows. The key estimates applied when preparing cash flow projections relate to revenue, operating margins, economic life of assets, taxation and discount rates. To date, we have not recognized any impairment loss associated with our long‑lived assets.

Income Taxes

Our operations have historically been included in the federal income tax return of Demand Media, as well as certain state tax returns where Demand Media files on a combined basis. For periods during which our operations were included with Demand Media, income taxes are presented in these financial statements as if we filed our own tax returns on a separate return basis. We account for our income taxes using the liability and asset method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or in our tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of our deferred tax assets and valuation allowances are provided when necessary to reduce deferred tax assets to the amounts expected to be realized.

We operate in various tax jurisdictions and are subject to audit by various tax authorities. We provide tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, and relevant tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the  financial statements from such positions are then measured based on the largest benefit that we believe has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits in our income tax (benefit) provision in the accompanying statements of operations.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. We consider funds transferred from our credit card service providers but not yet deposited into our bank accounts at the balance sheet dates, as funds in transit and these amounts are recorded as unrestricted cash, since the amounts are generally settled the day after the outstanding date. Cash and cash equivalents consist primarily of checking accounts and money market accounts.

Accounts Receivable

Since our domain name registration services are primarily conducted on a prepaid basis through credit card or internet payments processed at the time a transaction is consummatied, we do not carry significant receivables related to these business activities. As a result and for each of the periods presented, we did not maintain an allowance for potentially uncollectible receivables from our customers.

Accounts receivable primarily consists of amounts due from registries and from certain domain reseller customers of our registrar service offering, as well as gTLD amounts due from our strategic collaboration agreement with Donuts. Receivables from registries represent refundable amounts for registrations that were placed on auto-renew status by the registries, but were not explicitly renewed by a registrant as of the balance sheet dates. We record registry services accounts receivable at the amount of the registration fees paid by us to a registry for all registrations placed on auto-renew status. Subsequent to the lapse of a prior registration period, a registrant either renews the applicable domain name with us, which results in the application of the refundable amount to a consummated transaction, or the registrant lets the domain name registration expire, which results in a refund of the applicable amount from a registry to us.

Deferred Revenue and Deferred Registration Costs

Deferred revenue consists primarily of amounts received from customers in advance of our performance for domain name registration services and online value‑added services. We recognize deferred revenue as revenue on a systematic basis that is proportionate to the unexpired term of the related domain name registration over online value‑added service period.

Deferred registration costs represent incremental direct costs paid in advance to registries, ICANN, and other third parties for domain name registrations and are recorded as a deferred cost. We record the amortization of deferred registration costs to cost of revenue on a straight‑line basis over the registration period.

Property and Equipment

We record property and equipment at cost and provide for depreciation and amortization using the straight-line method for financial reporting purposes over the estimated useful lives.

We capitalize certain costs of internally developed software or software purchased for internal use. We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. We expense costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities as we incur these costs. Our policy provides for the capitalization of certain payroll, benefits, and other payroll-related costs for employees who are directly associated with internal-use software development projects, as well as external direct costs of materials and services associated with developing or obtaining internal-use software. We only capitalize personnel costs that relate directly to time spent on such projects.

The estimated useful lives by asset classification are as follows:

•	Computer hardware - 2 to 5 years
•	Computer software - 2 to 3 years
•	Internally developed software - 3 years
•	Furniture and equipment - 7 to 10 years
•	Leasehold improvements - Shorter of the estimated useful life or life of related lease

During 2014, depreciation expense included the write-off of internally developed software of $0.8 million. There were no impairments related to property and equipment during 2013 and 2012.

Other Long‑Term Assets

ICANN approved a framework for the significant expansion of the number of gTLDs available for businesses and consumers to register as part of a domain name (“New gTLD Program”). The first new gTLDs launched in the fourth quarter of 2013. We capitalize the costs incurred to pursue the acquisition of gTLD operator rights. While there can be no assurance that gTLDs will be awarded to us, we reclassify the these payments as finite‑lived intangible assets following the delegation of operator rights for each gTLD by ICANN. Payments for gTLD applications primarily represent amounts paid directly to ICANN and/or third parties in the pursuit of gTLD operator rights. When two or more applicants apply for the same gTLD, an auction process is used to determine the eventual owner. If a private auction is used, the highest bidder is required to pay the other applicants the proceeds from the auction in return for the withdrawal of their application for the gTLD. We may also receive partial cash refunds from ICANN for certain gTLD applications, and to the extent we elect to sell or dispose of our interest in certain gTLD applications throughout the process, we may also incur gains or losses on amounts invested.

Gains on the withdrawal of our interest in gTLD applications are recognized when realized, while losses are recognized when deemed probable. Potential losses are limited to the non‑refundable portion of our deposits, while gains realized during the initial ICANN rights delegation phase are based on proceeds received from third parties and may be significant as compared to our initial investment (deposit) in a particular gTLD. We expense other costs incurred by us as part of our gTLD initiative not directly attributable to the acquisition of gTLD operator rights. We amortize capitalized costs on a straight‑line basis over the estimated useful life of the gTLD operator rights acquired commencing the date that each asset is available for its intended use.

Investments

We account for investments in entities over which we have the ability to exert significant influence, but do not control and are not the primary beneficiary of, including NameJet, LLC (“NameJet”), using the equity method of accounting. We include our proportionate share of earnings (losses) of our equity method investees in other income (expense), net in our statements of operations. Our proportional shares of affiliate earnings or losses accounted for under the equity method of accounting, were not material for all periods presented. Transactions with our equity method investees generated revenue of approximately $4.4 million, $5.1 million and $5.6 million for 2014, 2013 and 2012.

We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as available‑for‑sale securities. Realized gains and losses for available‑for‑sale securities are included in other income (expense), net in our statements of operations. Unrealized gains and losses, net of taxes, on available‑for‑sale securities are included in our financial statements as a component of other comprehensive income and accumulated other comprehensive income (“AOCI”), until realized.

We account for investments in equity securities that we do not control or account for under the equity method and do not have readily determinable fair values for under the cost method. We record cost method investments originally at cost. In determining whether other‑than‑temporary impairment exists for equity securities, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near‑term prospects of the issuer and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. We have determined that there has been no impairment of our equity marketable securities to date.

The cost of marketable securities sold is based upon the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense), net.

Leases

We lease office space and equipment under non-cancelable operating leases. The terms of our lease agreements generally provide for rental payments on a graduated basis. We record rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.

Advertising Costs

Advertising costs are expensed as incurred and generally consist of online advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in our  statements of operations. Advertising expense was $1.5 million, $0.7 million and $0.6 million for 2014, 2013 and 2012.

Stock-based compensation expense

We measure stock-based compensation expense at the grant date based on the fair value of the award. We recognize compensation expense on a straight-line basis over the requisite service period. The requisite service period is generally four years. The compensation cost is recognized net of estimated forfeiture activity.

Foreign Currency Transactions

We record realized and unrealized foreign currency transaction gains and losses as incurred. For 2014, 2013 and 2012, foreign currency transaction gains and losses are included in other income (expense) in our statements of operations.

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

Assets and Liabilities Measure at Fair Value on a Nonrecurring Basis

Assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis include items such as property and equipment, cost and equity method investments, and other assets. These assets are measured at fair value if determined to be impaired. The fair values of these investments are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary.

Assets and Liabilities Measure at Fair Value on a Recurring Basis

We have highly liquid investments classified as cash equivalents and short-term investments included in our consolidated balance sheets. Cash equivalents consist of financial instruments that have original maturities of 90 days or less. Short-term investments consist of financial instruments with maturities greater than 90 days , but that generally mature in less than 1 year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2014 financial statement presentation.  These reclassifications did not affect consolidated net income, cash flows, assets, liabilities or equity for the years presented. We made the following presentation changes to depreciation, cost of revenue and technology and development:

Depreciation

Depreciation is presented with amortization on the statement of operations.  Depreciation was previously included with cost of revenue, sales and marketing, technology and development, and general and administrative costs.

Cost of Revenue

Cost of revenue consist primarily of direct costs we incur with selling an incremental product to our customers. Substantially all cost of revenue relates to domain name registration costs, payment processing fees, third-party commissions and customer care. Similar to our billing practices, we pay domain costs at the time of purchase, but recognize the costs of service ratably over the term of our customer contracts. Customer care expense represents the costs to consult, advise and service our customers’ needs. Customer care expenses primarily consist of personnel costs (including stock-based compensation expense). Domain costs include fees paid to the various domain registries and ICANN. We prepay these costs in advance for the life of the subscription. The terms of registry pricing are established by an agreement between registries and registrars.

Technology and Development

Technology and development consist primarily of costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs (including stock-based compensation expense) associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective for fiscal years beginning after December 31, 2013 on either a prospective or retrospective basis. The adoption of this guidance on January 1, 2014, did not have a significant impact on our financial statements.

In April 2014, the FASB issued Accounting Standards Update 2014‑08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014‑08”). ASU 2014‑08 changes the requirements and disclosures for reporting discontinued operations. We are required to adopt the provisions of ASU 2014‑08 effective January 1, 2015, although early adoption is permitted. We do not expect the adoption of ASU 2014‑08 to have a significant impact on our financial position or results of operations.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are assessing the provisions of the guidance and have not determined the impact of the adoption of this guidance on our financial statements.

3.  Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Computers and other related equipment	$17,199	$19,180
Purchased and internally developed software	19,526	19,546
Furniture and fixtures	907	775
Leasehold improvements	1,342	1,278
Property and equipment, gross	38,974	40,779
Less accumulated depreciation	(27,447)	(26,323)
Property and equipment, net	$11,527	$14,456

The net book value of internally developed software costs was $5.8 million and $5.3 million as of December 31, 2014 and 2013 (net of $9.6 million and $8.1 million accumulated amortization).

Depreciation expense, including the write-off of internally developed software of $0.8 million in 2014, is shown by classification below (in thousands):

	Year ended December 31,
	2014	2013	2012
Sales and marketing	$47	$101	$97
Technology and development	5,747	5,324	4,370
General and administrative	1,914	1,067	754
Total depreciation expense	$7,708	$6,492	$5,221

4.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2014				December 31, 2013
	Gross			Weighted	Gross			Weighted
	carrying	Accumulated		average useful	carrying	Accumulated		average useful
	amount	amortization	Net	life (years)	amount	amortization	Net	life (years)
Owned website names	$16,581	$(11,402)	$5,179	4.0	$18,580	$(11,534)	$7,046	4.2
Customer relationships	20,842	(18,258)	2,584	5.8	20,976	(17,119)	3,857	5.8
Technology	7,954	(7,915)	39	4.8	7,990	(7,896)	94	4.8
Non-compete agreements	207	(81)	126	5.0	207	(42)	165	5.0
Trade names	5,477	(2,151)	3,326	18.3	5,468	(1,743)	3,725	18.3
gTLDs	26,909	(1,047)	25,862	10.0	381	-	381	10.0
	$77,970	$(40,854)	$37,116		$53,602	$(38,334)	$15,268

Identifiable finite‑lived intangible assets are amortized on a straight‑line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Amortization expense by classification (in thousands):

	Year ended December 31,
	2014	2013	2012
Cost of revenue	$6,021	$5,336	$6,292
Sales and marketing	1,247	2,264	1,754
Technology and development	19	19	-
General and administrative	446	271	228
Total amortization expense	$7,733	$7,890	$8,274

Estimated future amortization expense related to intangible assets held at December 31, 2014 (in thousands):

Years Ending December 31,	Amount
2015	$7,218
2016	5,098
2017	3,780
2018	3,716
2019	3,410
Thereafter	13,894
Total	$37,116

5. Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and the identifiable intangible assets. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.  Our most recent annual impairment analysis was performed in the fourth quarter of 2014, and indicated that the fair value exceeded the book values of our reporting unit, and therefore no impairment was identified.

The following table presents the changes in our goodwill balance (in thousands):

Amount
Balance as of December 31, 2012	$103,144
Working capital adjustment	(102)
Balance as of December 31, 2013 and 2014	$103,042

6.  gTLD Deposits and Other Assets

gTLD deposits and other assets consisted of the following (in thousands):

	December 31,
	2014	2013
gTLD deposits	$21,180	$21,252
Other assets	3,298	1,998

gTLD Deposits

We made payments and deposits of $32.0 million and $3.9 million during 2014 and 2013, for certain gTLD applications under the New gTLD Program. Payments and deposits for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. as described in Note 9— Commitments and Contingencies. These deposits are applied to the purchase of the gTLD when we are awarded the gTLD operator rights or these deposits may be returned to us if we withdraw our interest in the gTLD application. As of December 31, 2013, gTLD deposits included $0.7 million of restricted cash that was held at ICANN.

The net gain related to the withdrawals of our interest in certain gTLD applications was $22.1 million and $4.2 million for 2014 and 2013. We recorded these gains in gain on other assets, net on the statements of operations.

Other Assets

As of December 31, 2014, other assets include $2.6 million of deferred financing costs related to establishing our credit facilities. As of December 31, 2013, other assets include $0.9 million of restricted cash comprising a collateralized letter of credit connected with the SVB Credit Facility.

7.  Other Balance Sheet Items

Accounts receivable consisted of the following (in thousands):

	December 31,
	2014	2013
Accounts receivable—trade	$7,101	$5,515
Receivables from registries	3,598	3,661
gTLD deposit receivable	3,557	-
Accounts receivable	$14,256	$9,176

Based on the nature of our business transactions, we do not have an allowance for uncollectible receivables.

Prepaid expenses and other currents assets consisted of the following (in thousands):

	December 31,
	2014	2013
Prepaid expenses	$2,799	$2,371
Prepaid registry fees	1,599	2,024
Note receivable	2,500	-
Prepaid expenses and other current assets	$6,898	$4,395

Namecheap Senior Unsecured Promissory Note Receivable

In October 2014, we entered into an agreement with Namecheap, Inc. (“Namecheap”), whereby Namecheap issued a Senior Unsecured Promissory Note (the “Note”) to us for $2.5 million that accrues interest at a rate determined in part by reference to the six-month LIBOR rate. This Note was issued in connection with our Registrar Agreement dated December 23, 2013 (the “Letter Agreement”). The outstanding balance as of December 31, 2014, on the Note was $2.5 million, which we have included in prepaid expenses and other current assets on our balance sheet.  Namecheap may use the proceeds from the Note for general corporate purposes. Once the Note has been repaid by Namecheap, no portion of the Note may be reborrowed.    Subsequent to December 31, 2014, Namecheap made two principal payments totaling $1.5 million reducing the outstanding balance of the note receivable to $1.0 million. See Note 20— Subsequent Events for additional information.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Customer deposits	$8,404	$7,065
Accrued payroll and related items	2,927	3,052
Commissions payable	2,244	2,209
Domain owners’ royalties payable	1,901	1,193
Other	5,837	5,268
Accrued expenses and other current liabilities	$21,313	$18,787

8.  Debt

Silicon Valley Bank Credit Facility

In August 2014, we entered into a $30.0 million revolving credit facility (“SVB Credit Facility”) with Silicon Valley Bank (“SVB”). Under this facility we may repay and reborrow until the maturity date in August 2017. The SVB Credit Facility includes a letter of credit sub-limit of up to $15.0 million.

The SVB Credit Facility provides us with the option to select the annual interest rate on borrowings in an amount equal to: (1) a base rate determined by reference to the highest of: (a) the prime rate; (b) 0.50% per annum above the federal funds effective rate; and (c) the Eurodollar base rate for an interest period of one month plus 1.00%, plus a margin ranging from 1.00% to 1.50%, depending on our consolidated senior leverage ratio (as determined under the SVB Credit Facility), or (2) a Eurodollar base rate determined by reference to LIBOR for the interest period equivalent to such borrowing adjusted for certain reserve requirements, plus a margin ranging from 2.00% to 2.50%, depending on our consolidated senior leverage ratio (as determined under the SVB Credit Facility). In addition, we pay a 2.00% fee for the balance of letters of credit issued under the SVB Credit Facility.

We pay fees on the portion of the facility that is not drawn.  The unused fee is payable to SVB in arrears on a quarterly basis in an amount equal to 0.25% multiplied by the daily amount by which the aggregate commitments exceed the sum of the outstanding amount of loans and the outstanding amount of letter of credit obligations.

The SVB Credit Facility allows SVB to require mandatory prepayments of outstanding borrowings from amounts otherwise required to prepay the term loan under the Tennenbaum Credit Facility.

The SVB Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants. This facility has financial covenants, including a requirement that we maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated senior leverage ratio, a maximum consolidated net leverage ratio, and minimum liquidity.  As of December 31, 2014, we were in compliance with the covenants under the SVB Credit Facility.

We incurred $0.6 million in fees to establish this facility that we have capitalized on our balance sheet as deferred financing costs. We will amortize these costs on a straight-line basis into interest expense over the term of the SVB Credit Facility.

As of December 31, 2014, we had letters of credit with a face amount of $11.0 million that were issued under the SVB Credit Facility.  We have made no other borrowings under this facility.

Tennenbaum Credit Facility

In August 2014, we entered into a $30.0 million term loan credit facility with certain funds managed by Tennenbaum Capital Partners LLC (“Tennenbaum Credit Facility”). Under this facility, interest is based on a rate per year equal to LIBOR plus 8.75%. Interest on the term loan is payable quarterly, beginning September 30, 2014. Quarterly principal payments of $375,000 on the term loan begin March 31, 2015. Once repaid, the term loan may not be reborrowed. All amounts outstanding under the facility are due and payable in full on the maturity date in August 2019. We may prepay any principal amount outstanding on the term loan plus a premium of 4.00% (if prepaid in the first year), 2.50% (second year), 1.00% (third year), and 0.00% thereafter, plus customary “breakage” costs with respect to LIBOR loans.

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

Our obligations under the Tennenbaum Credit Facility are unconditionally guaranteed by, and secured by substantially all of the assets of Rightside.  The Tennenbaum Credit Facility contains financial covenants and customary representations and warranties, events of default and affirmative and negative covenants. As of December 31, 2014, we were in compliance with the covenants under the Tennenbaum Credit Facility.

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

We estimated the fair value of the warrants by using the Black-Scholes Option Pricing Method ("Black-Scholes"). Under the Black-Scholes approach our key assumptions included the following: stock price of $14.49, strike price of $15.05, volatility of 42.44%, risk-free rate of 1.67%, dividend yield of 0% and 5 year term. We used the resulting fair value to allocate the proceeds from the Tennenbaum Credit Facility between liability and equity components.

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

We incurred $3.2 million in fees to establish the Tennenbaum Credit Facility, which includes $2.3 million of deferred financing costs and $0.9 million of note discount.  We capitalized these fees on our balance sheet and will amortize the fees on an effective interest method into interest expense over the term of the Tennenbaum Credit Facility.

We estimated the fair value of the Tennenbaum Credit Facility using a discounted cash flow model with Level 3 inputs.  Under this approach, we estimated the fair value to approximate its carrying value of $25.1 million as of December 31, 2014.

The following table presents our debt outstanding on the Tennenbaum Credit Facility as of December 31, 2014 (in thousands):

December 31, 2014
Principal	$30,000
Unamortized note discount	(4,895)
Carrying value	$25,105

The following table presents the scheduled principal payments on the Tennenbaum Credit Facility (in thousands):

Years Ending December 31,	Amount
2015	$1,500
2016	1,500
2017	1,500
2018	1,500
2019	24,000
Total	$30,000

There was no interest expense in 2013 and 2012. Interest expense for 2014 on the Tennenbaum Credit Facility consisted of the following (in thousands):

Year ended December 31, 2014
Cash interest expense	$1,133
Amortization of issuance costs	203
Amortization of note discount	481
Total	$1,817
Effective interest rate	14.8%

9.  Commitments and Contingencies

Leases

We conduct our operations utilizing leased office facilities in various locations and lease certain equipment under non‑cancelable operating and capital leases. Our leases expire between December 2015 and April 2019. In February 2014, we executed the First Amendment to Lease to obtain additional space for our headquarters in Kirkland, Washington and to extend the lease to April 2019.  Rent expense was $1.1 million, $1.2 million and $0.6 million for 2014, 2013 and 2012.

Credit Facilities and Letters of Credit

In August 2014, we entered into the $30.0 million Tennenbaum Credit Facility, which matures in August 2019. The principal amount of the term loan is scheduled to be repaid in quarterly installments of $375,000 beginning March 31, 2015. Once repaid, the term loan may not be reborrowed. All amounts outstanding under the facility are due and payable in full on the maturity date in August 2019.

In August 2014, we entered a revolving credit facility with SVB for $30.0 million.  This facility allows for the issuance of up to $15.0 million of letters of credit.  As of December 31, 2014, we have letters of credit totaling $11.0 million under the SVB Credit Facility.

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

Domain Name Agreement

On April 1, 2011, we entered into an agreement with a customer to provide domain name registration services and manage certain domain names owned and operated by the customer (the “Domain Agreement”). In December 2013, we amended the Domain Agreement (as amended, the “Amended Domain Agreement”). The term of the Amended Domain Agreement expires in June 2015, but will automatically renew for successive one‑year periods unless terminated by either party. Pursuant to the Amended Domain Agreement, we are committed to purchase approximately $0.2 million of expired domain names every calendar quarter over the remaining term of the agreement.

Donuts Agreement

As part of our initiative to pursue the acquisition of gTLD operator rights, we have entered into a gTLD acquisition agreement (“gTLD Agreement”) with Donuts Inc. (“Donuts”). The gTLD Agreement provides us with rights to acquire the operating and economic rights to certain gTLDs. These rights are shared equally with Donuts and are associated with specific gTLDs (“Covered gTLDs”) for which Donuts is the applicant under the New gTLD Program. We have the right, but not the obligation, to make further deposits with Donuts in the pursuit of acquisitions of Covered gTLDs, for example as part of the ICANN auction process. The operating and economic rights for each Covered gTLD will be determined through a process whereby we and Donuts each select gTLDs from the pool of Covered gTLDs, with the number of selections available to each party based upon the proportion of the total acquisition price of all Covered gTLDs that they funded. Gains on sale of our interest in Covered gTLDs are recognized when realized, while losses are recognized when deemed probable. Separately, we entered into an agreement to provide certain back‑end registry services for gTLD operator rights owned by Donuts for a period of five years commencing from the launch of Donut’s first gTLD. Outside of the collaboration, we are not an investor in Donuts nor involved in any joint venture with Donuts or its affiliates.

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

Our future minimum commitments under non-cancelable contractual obligations consisted of the following (in thousands):

		Lease	Purchase
		Commitments	Obligations
Years Ending December 31,	Debt (1)	(2)	(3)	Total
2015	$4,511	$1,363	$466	$6,340
2016	4,378	1,238	-	5,616
2017	4,125	1,200	-	5,325
2018	3,838	1,100	-	4,938
2019	25,328	356	-	25,684
Thereafter	-	-	-	-
Total	$42,180	$5,257	$466	$47,903

(1)	Includes principal and interest on our credit facilities.
(2)	Lease commitments are related to office facilities in various locations and lease certain equipment under non‑cancelable operating leases.
(3)	Purchase obligations consist of enforceable and legally binding arrangements with third parties related to services to support operations.

10.  Income Taxes

Prior to the Separation, our operations were included in Demand Media’s U.S. federal and state income tax returns. For periods during which our operations were included with Demand Media, income taxes are presented in these financial statements as if we filed our own tax returns on a standalone basis. These amounts may not reflect tax positions taken or to be taken by Demand Media, and have been available for use by Demand Media and may remain with Demand Media after the separation from Demand Media. Prior to the Separation, current income tax liabilities were settled with Demand Media through parent company investment.

Income/(loss) before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Domestic	$(11,413)	$(8,386)	$(1,138)
Foreign	8,227	(3,261)	(13)
Loss before income taxes	$(3,186)	$(11,647)	$(1,151)

The income tax benefit (expense) consists of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Current (expense) benefit:
Federal	$-	$-	$2,472
State	(22)	(6)	(5)
Foreign	(9)	(10)	-
Deferred (expense) benefit:
Federal	1,454	1,136	(2,324)
State	(95)	(176)	19
Total income tax benefit	$1,328	$944	$162

The reconciliation of the federal statutory income tax rate of 34% to our effective income tax rate is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Expected income tax benefit at U.S. statutory rate	$1,083	$3,960	$387
Foreign rate differential	3,988	(469)	-
State tax (expense) benefit, net of federal taxes	163	160	72
Non-deductible stock-based compensation expense	(2,343)	(1,749)	(196)
Meals and entertainment	(38)	(77)	(54)
State rate changes	(240)	(280)	(77)
Valuation allowance	(1,197)	(646)	-
Non-deductible warrant amortization	(135)	-	-
Other	47	45	30
Total income tax benefit	$1,328	$944	$162

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accrued liabilities not currently deductible	$661	$1,155
Intangible assets - excess of financial statement amortization over tax basis	4,956	4,800
Indirect federal impact of deferred state taxes	847	703
Deferred revenue	6,262	5,560
Net operating losses	13,764	7,261
Stock-based compensation expense	931	3,364
Other	-	-
Total deferred tax assets	$27,421	$22,843
Deferred tax liabilities:
Deferred registration costs	$(26,956)	$(23,529)
Prepaid expenses	(1,580)	(1,673)
Goodwill not amortized for financial reporting	(12,078)	(10,368)
Intangible assets - excess of financial basis over tax basis	(897)	(967)
Property and equipment	(2,020)	(3,080)
Other	(450)	(423)
Total deferred tax liabilities	$(43,981)	$(40,040)
Valuation allowance	(1,843)	(646)
Net deferred tax liabilities	$(18,403)	$(17,843)

	December 31,
	2014	2013
Current deferred tax liabilities	$(27,886)	$(24,157)
Non-current deferred tax assets	9,483	6,314
Net deferred tax liabilities	$(18,403)	$(17,843)

As of December 31, 2014, the valuation allowance reduced our non-current deferred tax assets by $1.8 million. The table below presents our deferred tax asset valuation allowance activity (in thousands):

	2014	2013	2012
Balance as of January 1,	$646	$-	$-
Charged to income tax expense	1,197	646	-
Balance as of December 31,	$1,843	$646	$-

We had federal net operating loss (“NOL”) carryforwards of approximately $31.9 million and $17.3 million as of December 31, 2014 and 2013, which expire between 2023 and 2034. The company also has an Irish NOL carryforward of $14.8 million that can be carried forward indefinitely. In addition, we had state NOL carryforwards of approximately $12.5 million and $8.1 million as of December 31, 2014 and 2013, which expire between 2028 and 2034.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if we were to undergo an ownership change, as defined in Section 382. Currently, we do not expect the utilization of our net operating loss and tax credit carry‑forwards to be materially affected by usage limitations.

Accounting standards related to stock‑based compensation exclude tax attributes related to the exercise of employee stock options from being realized in the financial statements until they result in a decrease to taxes payable. Therefore, we have not included unrealized stock option tax attributes in our deferred tax assets. Cumulative tax attributes excluded through 2014 were $0.8 million. The benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable. There can be no guarantee that the options will be exercised or reduce taxes payable.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during 2014 or 2013 and we do not expect our uncertain tax position to change during the next twelve months.

After the Separation, we will file tax returns on our own. Prior to the Separation, our results are included in Demand Media’s tax returns in U.S. federal, state and foreign jurisdictions. The tax years 2007‑2014 remain subject to examination by various taxing authorities. The Internal Revenue Service has selected the Demand Media consolidated 2012 income tax return for audit. The audit was not completed by the end of 2014.

Through December 31, 2014, we were at break-even from various non US subsidiaries on a cumulative basis. Accordingly U.S. federal income and foreign withholding taxes were not provided.

11.  Employee Benefit Plan

In 2013, we started offering defined contribution plans covering eligible employees in the United States and foreign locations. Our expense associated with the contribution plans was $0.7 million and $0.6 million for 2014 and 2013.

12.  Stock‑based Compensation

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

As of December 31, 2014, we had 0.8 million shares of common stock reserved for future grants under our equity plan.  Our stock-based awards generally vest over four years and are subject to the employee’s continued employment with us.  We also estimate forfeiture rates at the time of grants and revise the estimates in subsequent periods if actual forfeitures differ from our estimates. We record stock-based compensation net of estimated forfeitures.

Our stock‑based compensation expense related to stock‑based awards that has been included in the following line items within the statements of operations are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Cost of revenue	$372	$458	$407
Sales and marketing	1,178	1,598	1,816
Technology and development	1,049	1,377	1,512
General and administrative	3,237	6,030	6,377
Total stock-based compensation expense	$5,836	$9,463	$10,112

The table above includes allocated stock-based compensation expense of $0.8 million, $5.5 million and $6.9 million for 2014, 2013 and 2012, for the employees of Demand Media whose cost of services was partially allocated to us.

The following table presents our stock option activity recast to reflect the conversion of five Demand Media stock options to one Rightside stock option on August 1, 2014 (in thousands, except for per share amounts and contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise Price	Term	Intrinsic
	Shares	Per Share	(in years)	Value
Outstanding as of December 31, 2013	335	$15.42
Exercised	(7)	7.88
Expired	(9)	18.98
Outstanding as of December 31, 2014	319	15.47	3.84	$40
Exercisable as of December 31, 2014	319	$15.47	3.84	$40

Information related to stock‑based compensation activity is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Intrinsic value of options exercised	$124	$590	$2,376
Total fair value of restricted stock units vested (intrinsic value)	4,962	3,884	3,189

The following table presents a summary of restricted stock unit award activity recast to reflect the conversion of five Demand Media RSUs to 1.71 Rightside RSUs (in thousands, except for per share amounts):

		Weighted
		Average Grant
	Shares	Date Share Value
Outstanding as of December 31, 2013	679	$24.54
Granted	907	11.33
Vested	(302)	23.16
Cancelled	(111)	22.61
Outstanding as of December 31, 2014	1,173	$14.86

As of December 31, 2014, we had $10.3 million of unrecognized stock-based compensation, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.1 years.

13.  Business Segments

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

Revenue from our Domain name services and Aftermarket and other service offering are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Domain name services	$161,585	$141,558	$126,854
Aftermarket and other	30,163	43,634	46,114
Total revenue	$191,748	$185,192	$172,968

14.  Transactions with Related Parties and Parent Company Investment

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

Prior to the separation on August 1, 2014, we recorded the following costs incurred and allocated by Demand Media in our statements of operations as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Sales and marketing	$1,499	$2,083	$2,560
Technology and development	8,511	13,312	11,257
General and administration	11,500	20,906	18,223
Total allocated expenses	$21,510	$36,301	$32,040

The table above includes allocated stock-based compensation expense of $0.8 million, $5.5 million and $6.9 million for 2014, 2013 and 2012, for the employees of Demand Media whose cost of services was partially allocated to us.

The net decrease in the parent company investment of $28.0 million for 2014 includes cash transfers to Demand Media, net of allocated expenses, assets and liabilities.

15.  Fair Value of Financial Instruments

Our financial assets and liabilities measured at fair value as of December 31, 2014 and 2013, are summarized below:

	Fair Value Measurement Using			Assets at Fair
As of December 31, 2014	Level 1	Level 2	Level 3	Value
Assets:
Cash and cash equivalents	$49,743	$-	$-	$49,743
Liabilities:
Debt	$-	$-	$25,105	$25,105

	Fair Value Measurement Using			Assets at Fair
As of December 31, 2013	Level 1	Level 2	Level 3	Value
Assets:
Cash and cash equivalents	$66,833	$-	$-	$66,833
Marketable securities	906			906
Restricted cash	1,563	-	-	1,563
Total	$69,302	$-	$-	$69,302

16. Earnings (loss) per share

Basic and diluted earnings (loss) per share were calculated using the following (in thousands, except per share amounts):

	Year ended December 31,
	2014	2013	2012
Net loss	$(1,858)	$(10,703)	$(989)
Weighted average number of shares outstanding:
Basic	18,452	18,413	18,413
Dilutive effect of stock-based equity awards	-	-	-
Dilutive effect of warrants	-	-	-
Diluted	18,452	18,413	18,413
Net loss per share attributable to common stockholders:
Basic	$(0.10)	$(0.58)	$(0.05)
Diluted	$(0.10)	$(0.58)	$(0.05)

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

For 2014, we excluded 32,600 shares from the calculation of diluted weighted average shares outstanding as their inclusion would have been antidilutive.  The $15.05 exercise price per share on the stock warrants related to the Tennenbaum Credit Facility did not have a dilutive effect for 2014. There were no antidilutive shares for 2013 and 2012.

17. Business Acquisitions

We account for acquisitions of businesses using the purchase method of accounting where we allocate the cost to the underlying net tangible and intangible assets acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of advertiser and publisher turnover rates and estimates of terminal values.

On December 31, 2012, we completed the acquisition of the net assets of Name.com, a retail registrar company based in Denver, Colorado. The acquisition is intended to expand our retail business and provide a comprehensive platform for marketing and distribution of the new TLDs. In addition to identifiable assets acquired in this business combination, we acquired goodwill that primarily derives from the ability to generate synergies across our domain registration services.

The purchase consideration of $18.0 million comprised an initial cash payment of $16.2 million and the remaining $1.8 million was subject to a hold back to satisfy post‑closing indemnification obligations as well as a working capital adjustment and any remaining portion of such hold back amount that is not subject to then pending claims will be paid by us to the sellers prior to or on the 18‑month anniversary of the closing of the transaction. Owned website names have an average useful life of three years, developed technology and customer relationships have an average useful life of four years, non‑compete arrangements have a useful life of five years and trade names have a 10 year useful life. Goodwill, which is comprised of the excess of the purchase consideration over the fair value of the identifiable net assets acquired, is primarily derived from assembled workforce and our ability to generate synergies with its services. Goodwill of approximately $9.7 million is expected to be deductible for tax purposes.

The acquisition of Name.com is included in our financial statements as of the date of the acquisition. The following table summarizes the allocation of the purchase consideration during 2012 (in thousands):

Amount
Goodwill	$10,313
Customer relationships	5,094
Owned website names	1,885
Trade names	897
Non-compete agreements	205
Technology	76
Other assets acquired and liabilities assumed, net	(470)
Total	$18,000

During 2013, we made an adjustment to working capital for $0.1 million and we paid $0.7 million of the $1.8 million hold back. During 2014, we paid the remaining hold back balance of $1.0 million.

Supplemental Pro forma Information (unaudited)

Supplemental information on an unaudited pro forma basis, as if the 2012 acquisition had been consummated as of January 1, 2012, is as follows (in thousands):

Year ended
December 31, 2012
Revenue	$190,594
Net income	828

The unaudited pro forma supplemental information is based on estimates and assumptions which we believe are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisition occurred as of January 1, 2012.

18. Concentrations

Cost of Registered Names

A significant portion of the payments for the cost of registered names and prepaid registration fees were made to a single domain name registry, which is accredited by ICANN to be the exclusive registry for certain TLDs. This registry accounted for payments of 76%,  83% and 82% for 2014, 2013 and 2012. The failure of this registry to perform its operations may cause significant short‑term disruption to our domain registration business.

Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable.

At December 31, 2014 and 2013, our cash and cash equivalents and marketable securities were maintained primarily with one major U.S. financial institution and one foreign bank. We also used online payment processors in both periods. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects us to concentration of credit risk. We have not experienced any losses related to these balances and believe there is minimal risk.

Significant Customers

A substantial portion of our revenue is generated through arrangements with two partners noted below. We may not be successful in renewing these agreements on commercially acceptable terms, or at all, and if they are renewed, they may not be on terms as favorable as the current agreements. The percentage of revenue generated through partners representing more than 10% of revenue is as follows:

	Year ended December 31,
	2014	2013	2012
Advertising network partner	11%	12%	14%
Registrar partner	17%	14%	12%

Partners comprising more than 10% of the accounts receivable balance was as follows:

	December 31,
	2014	2013
Advertising network partner	14%	14%
Registry partner	18%	26%

19. Selected Quarterly Financial Information (Unaudited)

The following unaudited quarterly financial information presents our quarterly and full year financial information (in thousands, except per share information).

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
2014
Revenue	$44,552	$46,689	$48,774	$51,733	$191,748
Income (loss) before income taxes	(2,557)	(4,896)	2,489	1,778	(3,186)
Net income (loss)	(3,921)	(3,490)	4,097	1,456	(1,858)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.21)	$(0.19)	$0.22	$0.08	$(0.10)
Diluted	(0.21)	(0.19)	0.22	0.08	(0.10)

2013
Revenue	$45,897	$48,217	$45,506	$45,572	$185,192
Loss before income taxes	(2,338)	(642)	(3,928)	(4,739)	(11,647)
Net loss	(1,734)	(682)	(2,562)	(5,725)	(10,703)
Net loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.04)	$(0.14)	$(0.31)	$(0.58)
Diluted	(0.09)	(0.04)	(0.14)	(0.31)	(0.58)

Seasonality of Quarterly Results

In general, Internet usage and online commerce and advertising are seasonally strongest in the fourth quarter and generally slower during the summer months. While we believe that these seasonal trends have affected and will continue to affect our quarterly results, our rapid growth in operations may have overshadowed these effects to date. We believe that our business may become more seasonal in the future.

20. Subsequent Events

Namecheap Senior Unsecured Promissory Note Receivable

On February 4, 2015, we and Namecheap entered into an Amendment of Senior Unsecured Promissory Note and Amended and Restated Letter of Agreement (the “Amendment”), pursuant to which we agreed to extend the maturity date of the Note from December 31, 2014, to June 30, 2015 (the “New Maturity Date”), provided certain conditions are met.  On January 27, 2015, Namecheap made a principal payment in the amount of $500,000, which represented the payment due in order to extend the original maturity date.  All other payment obligations under the Note remain unchanged.

In addition, the Amendment also extends the term of the Letter of Agreement between Namecheap and eNom, Inc., dated April 1, 2011, as amended (the “Letter Agreement”) to expire on the New Maturity Date (the “Extended Letter Agreement Term”).  The Amendment provides that the Letter Agreement, will automatically renew after the Extended Letter Agreement Term for one-year periods, unless either party provides notice of non-renewal at least 30 days prior to the automatic renewal date.

On February 27, 2015, Namecheap made an additional principal payment in the amount of $1.0 million, which reduced the outstanding balance of the note receiveable to $1.0 million.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

4.3

Form of Common Stock Certificate of Rightside Group, Ltd. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 20, 2014 (File No. 001-36262)).

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

10.8

Unconditional Guarantee (Non-U.S. Entities) between certain subsidiaries of Rightside Group, Ltd. (the Guarantors as defined therein) and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.9

Security Deed (Debenture) between DMIH Limited and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

Exhibit No.	Description of Exhibit
10.10

Security Deed (Debenture) between Rightside Domains Europe Limited and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.11

Charge Over Shares in United TLD Holdco Ltd. between DMIH Limited and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

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

10.14

Unconditional Guarantee (Non-U.S. Entities) between certain subsidiaries of Rightside Group, Ltd. (the Guarantors as defined therein) and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.15

Security Deed (Debenture) between DMIH Limited and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.16

Security Deed (Debenture) between Rightside Domains Europe Limited and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.17

Second Priority Charge Over Shares in United TLD Holdco Ltd. between DMIH Limited and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.18#

Google Services Agreement between Rightside Group, Ltd. and Google Inc., effective as of August 1, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.19#

Amended and Restated Letter of Agreement between Namecheap, Inc. and eNom, Inc., dated April 1, 2011 (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).

10.20#

Ninth Amendment to Amended and Restated Letter of Agreement, dated December 20, 2013 (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).

10.21#	Senior Unsecured Promissory Note between Rightside Group, Ltd. and Namecheap, Inc., issued October 17, 2014.
10.22#	Amendment of Senior Unsecured Promissory Note and Amended and Restated Letter of Agreement, dated February 4, 2014.
10.23*

Rightside Group, Ltd. Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 6 to Form 10 filed on July 14, 2014 (File No. 001-36262)).

10.24*

Rightside Group, Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Amendment No. 6 to Form 10 filed on July 14, 2014 (File No. 001-36262)).

10.25*

Employment Agreement between Rightside Group, Ltd., Rightside Operating Co. and Taryn J. Naidu, dated January 10, 2014 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on January 13, 2014 (File No. 001-36262)).

Exhibit No.	Description of Exhibit
10.26*

Employment Agreement between Rightside Group, Ltd., Rightside Operating Co. and Tracy Knox, dated January 6, 2014 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on January 13, 2014 (File No. 001-36262)).

10.27*

Employment Agreement between Rightside Group, Ltd., Rightside Operating Co. and Wayne M. MacLaurin, dated February 19, 2014 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 20, 2014 (File No. 001-36262)).

10.28*

Amended and Restated Employment Agreement between Rightside Group, Ltd., Rightside Operating Co. and Rick Danis, dated February 14, 2014 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on April 18, 2014 (File No. 001-36262)).

10.29*

Non-executive Chairman Agreement between Rightside Group, Ltd., Demand Media, Inc. and David E. Panos, dated January 9, 2014 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on January 13, 2014 (File No. 001-36262)).

10.30*

Amendment to Non-Executive Chairman Agreement between Rightside Group, Ltd., David E. Panos and Demand Media, Inc., dated June 24, 2014 (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).

10.31*

Form of Indemnification Agreement between Rightside Group, Ltd. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).

10.32*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).
10.33*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).
21.1	List of Subsidiaries of Rightside Group, Ltd.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates a management contract or compensatory plan or arrangement.

#Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

†The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Rightside Group, Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.