Form 10-Q
period 2015-03-31
RIGHTSIDE GROUP, LTD.
filed 2015-05-12
CIK 1589094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of registrant’s common stock outstanding as of May 7, 2015 was 18,758,158.

RIGHTSIDE GROUP, LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH  31, 2015

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Rightside Group, Ltd.

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$45,902	$49,743
Accounts receivable	16,557	14,256
Prepaid expenses and other current assets	5,842	6,898
Deferred registration costs	76,993	73,289
Total current assets	145,294	144,186
Deferred registration costs	15,244	14,502
Property and equipment, net	10,790	11,527
Intangible assets, net	45,837	37,116
Goodwill	103,042	103,042
Deferred tax assets	10,426	9,483
gTLD deposits	17,366	21,180
Other assets	3,105	3,298
Total assets	$351,104	$344,334

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,507	$7,190
Accrued expenses and other current liabilities	18,967	22,313
Debt	1,500	1,500
Deferred tax liabilities	27,886	27,886
Deferred revenue	98,299	92,683
Total current liabilities	154,159	151,572
Deferred revenue, less current portion	20,179	19,195
Debt, less current portion	23,525	23,605
Other liabilities	1,113	1,117
Total liabilities	198,976	195,489
Stockholders' equity
Preferred stock, $0.0001 par value per share
Authorized shares: 20,000 and 20,000
Shares issued and outstanding: 0 and 0	-	-
Common stock, $0.0001 par value per share
Authorized shares: 100,000 and 100,000
Shares issued and outstanding: 18,753 and 18,661	2	2
Additional paid-in capital	143,116	141,709
Retained earnings	9,010	7,134
Total stockholders' equity	152,128	148,845
Total liabilities and stockholders' equity	$351,104	$344,334

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Revenue	$50,531	$44,552
Cost of revenue (excluding depreciation and amortization)	38,957	34,646
Sales and marketing	2,494	2,753
Technology and development	5,115	5,673
General and administrative	4,983	6,004
Depreciation and amortization	3,986	4,226
Gain on other assets, net	(7,223)	(4,860)
Interest expense	1,244	-
Other expense (income), net	42	(1,333)
Income (loss) before income taxes	933	(2,557)
Income tax (benefit) expense	(943)	1,364
Net income (loss)	$1,876	$(3,921)

Net income (loss) per share attributable to common stockholders
Basic	$0.10	$(0.21)
Diluted	0.10	(0.21)

Weighted average shares used in computing net income (loss) per share
Basic	18,705	18,413
Diluted	18,714	18,413

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Net income (loss)	$1,876	$(3,921)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	-	(906)
Tax effect	-	329
Other comprehensive loss, net of tax	-	(577)
Comprehensive income (loss)	$1,876	$(4,498)

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$1,876	$(3,921)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,986	4,226
Amortization of discount and issuance costs on debt	469	-
Deferred income taxes	(943)	1,406
Stock-based compensation expense	1,539	1,984
Gain on gTLD application withdrawals, net	(7,223)	(4,860)
Gain on sale of marketable securities	-	(1,362)
Other	(84)	(154)
Change in operating assets and liabilities:
Accounts receivable, net	(339)	(1,393)
Prepaid expenses and other current assets	(122)	(346)
Deferred registration costs	(4,446)	(6,425)
Deposits with registries	(322)	348
Other long-term assets	(34)	(535)
Accounts payable	317	1,054
Accrued expenses and other liabilities	(2,397)	340
Deferred revenue	6,600	7,574
Net cash used in operating activities	(1,123)	(2,064)
Cash flows from investing activities
Purchases of property and equipment	(895)	(2,761)
Purchases of intangible assets	(478)	(667)
Payments and deposits for gTLD applications	(8,081)	(400)
Proceeds from gTLD withdrawals, net	5,672	5,099
Proceeds from repayment of note receivable	1,500	-
Change in restricted cash	-	(345)
Proceeds from sale of marketable securities	-	1,362
Other	125	154
Net cash (used in) provided by investing activities	(2,157)	2,442
Cash flows from financing activities
Principal payments on capital lease obligations	-	(44)
Principal payments on debt	(375)	-
Proceeds from stock option exercises	45	-
Minimum tax withholding on restricted stock awards	(231)	-
Net increase in parent company investment	-	11,329
Net cash (used in) provided by financing activities	(561)	11,285
Change in cash and cash equivalents	(3,841)	11,663
Cash and cash equivalents, beginning of period	49,743	66,833
Cash and cash equivalents, end of period	$45,902	$78,496

Supplemental disclosure of cash flows:
Cash paid for interest	$788	$-

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Notes to Financial Statements (Unaudited)

1.  Company Background, Separation from Demand Media and Basis of Presentation

In February 2013, Demand Media, Inc. (“Demand Media”), a New York Stock Exchange listed company, announced that it would pursue the separation of its business into two distinct publicly-traded companies: a new company named Rightside Group, Ltd. (together with its subsidiaries, “Rightside,” the “Company,” “our,” “we,” or “us”) focused on domain name services, and Demand Media, a digital media company. On August 1, 2014, Demand Media completed a tax-free distribution of all of the outstanding shares of our common stock on a pro rata basis to Demand Media stockholders (the “Separation”) as of the record date. After the Separation, we began operating as an independent, publicly-traded company.

We were incorporated on July 11, 2013, as a direct, wholly owned subsidiary of Demand Media. Prior to the Separation, Demand Media owned all of the outstanding shares of our capital stock. We have one class of common stock issued and outstanding, and no preferred stock outstanding. In connection with the Separation, Demand Media contributed or transferred certain of the subsidiaries and assets relating to its domain name services business to us, and we or our subsidiaries assumed all of the liabilities relating to Demand Media’s domain name services business.

We provide domain name registration and related value‑added service subscriptions to third parties. We are also a participant in the expansion of generic Top Level Domains (“gTLDs”) by the Internet Corporation for Assigned Names and Numbers (“ICANN”), with the first gTLDs delegated in October 2013 (the “New gTLD Program”). We became an accredited registry for new gTLDs as part of the New gTLD Program.

Separation from Demand Media

Immediately prior to the Separation, the authorized shares of Rightside capital stock were increased from 1,000 shares to 120.0 million shares, divided into the following classes: 100.0 million shares of common stock, par value $0.0001 per share, and 20.0 million shares of preferred stock, par value $0.0001 per share. The 1,000 shares of Rightside common stock, par value $0.0001 per share, that were previously issued and outstanding were automatically reclassified as and became 18.4 million shares of common stock, par value $0.0001 per share. The Separation was consummated through a tax-free transaction involving the distribution of all Rightside common stock held by Demand Media to Demand Media’s stockholders on August 1, 2014.

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

After the Separation on August 1, 2014

Our financial statements are presented on a consolidated basis, as we became a separate consolidated group. Our balance sheet, statement of operations, and statement of cash flows include the accounts of Rightside and our wholly-owned subsidiaries.  These financial statements reflect our financial position, results of operations, statement of comprehensive income (loss), equity and cash flows as a separate company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Prior to the Separation on August 1, 2014

Our financial statements were presented on a combined basis as carve-out financial statements, as we were not a separate consolidated company.  Our financial statements were derived from the financial statements and accounting records of Demand Media. Our financial statements assume the allocation to us of certain Demand Media corporate expenses relating to Rightside (refer to Note 8—Transactions with Related Parties for further information). The accounting for income taxes was computed for our company on a separate tax return basis.

All significant intercompany accounts and transactions, other than those with Demand Media, have been eliminated in preparing the financial statements. All transactions between us and Demand Media have been included in these financial statements and are deemed to be settled as of August 1, 2014. The total net effect of the settlement of these transactions was reflected in the statements of cash flow as a financing activity.

These financial statements included expense allocations for certain: (1) corporate functions historically provided by Demand Media, including, but not limited to, finance, legal, information technology, human resources, communications, compliance, and other shared services; (2) employee benefits and incentives; and (3) stock-based compensation expense. These expenses were allocated to us on a direct basis when identifiable, with the remainder allocated on a pro rata basis calculated as a percentage of our revenue, headcount or expenses to Demand Media’s consolidated results. We consider the basis on which these expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented.

The allocations do not reflect the expense that we would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if we had been a stand‑alone company would depend on a number of factors, including, but not limited to, the chosen organizational structure, the costs of being a stand‑alone publicly-traded company, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Separation, we are performing a majority of these functions using our own resources and purchased services. For an interim period, some of these functions continue to be provided by Demand Media under a transition services agreement, which are planned to extend for a period up to 18 months. Costs incurred by Demand Media to complete the Separation were not allocated to us.

Interim Financial Statements

We have prepared the unaudited interim financial statements on the same basis as the audited financial statements and have included all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position, results of operations, and cash flows. The results for the three months ended March 31, 2015 and 2014, are not necessarily indicative of the results expected for the full year.

The interim unaudited financial statements have been prepared in accordance with GAAP. They do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2015.

2.  Summary of Significant Accounting Policies

Refer to our audited financial statements included in our Form 10-K as filed with the SEC on March 23, 2015, for a complete discussion of all significant accounting policies.

Recently Adopted Accounting Guidance

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014‑08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The new standard changes the requirements and disclosures for reporting discontinued operations. We are required to adopt this standard effective

January 1, 2015, although early adoption is permitted. The adoption of this standard did not have an impact on our financial position or results of operations.

Recent Accounting Guidance Not Yet Adopted

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard does not change the accounting for a customer’s accounting for service contracts. The new standard is effective for interim and annual reporting periods beginning after December 15, 2015. We are assessing the provisions of the new standard and have not determined the impact of the adoption of this standard on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. Early adoption is permitted for financial statements that have not been previously issued. As of March 31, 2015, and December 31, 2014, we had $2.4 million and $2.6 million of debt issuance costs that are classified as an Other Asset on our balance sheets.  Under this new standard we would recognize these costs as a reduction of Debt when we adopt the new guidance on January 1, 2016.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” The new standard modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of  variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary  beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. The new standard is effective for fiscal years beginning after December 15, 2015. We are in the process of evaluating the adoption of the new standard, but we do not expect it to have a material effect on our results of operations and financial condition.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The new standard eliminates the separate presentation of extraordinary items but does not change the requirement to disclose material items that are unusual or infrequent in nature. The new standard is effective for fiscal years beginning after December 15, 2015, as well as interim periods within those fiscal years. The new standard may be applied retrospectively to all prior periods presented in the financial statements, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of the new standard will have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” The new standard provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. The new standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are assessing the provisions of the new standard and have not determined the impact of the adoption of this standard guidance on our financial statements.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to current presentation. We reclassified $1.0 million of current deferred revenue to accrued expenses and other current liabilities on our balance sheet as of December 31, 2014. This balance was settled in March 2015.

3.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Owned website names	$15,530	$(10,918)	$4,612	$16,581	$(11,402)	$5,179
Customer relationships	20,842	(18,581)	2,261	20,842	(18,258)	2,584
Technology	7,954	(7,920)	34	7,954	(7,915)	39
Non-compete agreements	207	(92)	115	207	(81)	126
Trade names	5,476	(2,230)	3,246	5,477	(2,151)	3,326
gTLDs	37,394	(1,825)	35,569	26,909	(1,047)	25,862
Total	$87,403	$(41,566)	$45,837	$77,970	$(40,854)	$37,116

Identifiable finite‑lived intangible assets are amortized on a straight‑line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Amortization expense by classification is shown below (in thousands):

	Three months ended
	March 31,
	2015	2014
Cost of revenue	$1,882	$1,344
Sales and marketing	323	278
Technology and development	5	5
General and administrative	90	64
Total amortization	$2,300	$1,691

Estimated future amortization expense related to intangible assets held as of March 31, 2015 (in thousands):

Years Ending December 31,	Amount
2015 (April 1, 2015, to December 31, 2015)	$6,238
2016	6,224
2017	5,185
2018	4,463
2019	4,485
Thereafter	19,242
Total	$45,837

4.  gTLD Deposits

gTLD deposits consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
gTLD deposits	$17,366	$21,180

We paid $8.1 million during the three months ended March 31, 2015, and $32.0 million during the year ended December 31, 2014, for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. These deposits would be applied to the purchase of the gTLD if we are awarded the gTLD operator rights or these deposits may be returned to us if we withdraw our interest in the gTLD application.

The net gain related to the withdrawals of our interest in certain gTLD applications was $7.2 million and $4.9 million for the three months ended March 31, 2015 and 2014. We recorded these gains in gain on other assets, net on the statements of operations.

5.  Other Balance Sheet Items

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accounts receivable—trade	$6,212	$7,101
gTLD deposit receivable	5,519	3,557
Receivables from registries	4,826	3,598
Accounts receivable	$16,557	$14,256

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Prepaid expenses	$2,884	$2,799
Prepaid registry fees	1,948	1,599
Note receivable	1,010	2,500
Prepaid expenses and other current assets	$5,842	$6,898

In October 2014, we entered into an agreement with Namecheap, Inc. (“Namecheap”), whereby Namecheap issued a Senior Unsecured Promissory Note (“Note receivable”) to us for $2.5 million. As of December 31, 2014, the outstanding balance on the Note receivable was $2.5 million.  During the three months ended March 31, 2015, Namecheap made two principal payments totaling $1.5 million reducing the outstanding balance of the Note receivable to $1.0 million.

6.  Income Taxes

Our effective tax rate differs from the statutory rate primarily as a result of state taxes, nondeductible stock option expenses and international operations. The effective tax rate was (101%) for the three months ended March 31, 2015, compared to (53.4%) for the three months ended March 31, 2014.

We recorded an income tax benefit of $0.9 million during the three months ended March 31, 2015, compared to an income tax expense of $1.4 million during the same period in 2014. The increase was primarily due to increased book losses and decreased expired stock options during the period.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the three months ended March 31, 2015 or 2014, and we do not expect our uncertain tax position to change materially during the next 12 months. We file a U.S. federal and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the Internal Revenue Service and various state authorities.

7.  Business Segments

We operate in one operating segment. Our chief operating decision maker (“CODM”) manages our operations on a combined basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for our registrar services, registry services, and aftermarket and other services. All other financial information is reviewed by the CODM on a combined basis. Our operations are located in the United States, Ireland, Canada, Australia and Cayman Islands.

Revenue derived from our registrar services, registry services, and aftermarket and other service offerings are as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Registrar services	$41,999	$37,532
Registry services	1,605	42
Aftermarket and other	7,332	7,018
Eliminations	(405)	(40)
Total revenue	$50,531	$44,552

Beginning January 1, 2015, we started presenting our Registrar and Registry services revenue separately. These amounts were previously presented on a combined basis as Domain name services revenue. Amounts in the prior periods have been updated to reflect this presentation. The amounts in the eliminations line reflect the elimination of intercompany transactions between our registry and registrar businesses.

Revenue by geographic location is as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
United States	$36,612	$31,187
International	13,919	13,365
Total	$50,531	$44,552

No international country represented more than 10% of total revenue in any period presented.

8.  Transactions with Related Parties

Prior to the Separation, our financial statements included direct costs of Rightside incurred by Demand Media on our behalf and an allocation of certain general corporate costs incurred by Demand Media. Direct costs include finance, legal, human resources, technology development, and other services and have been determined based on a direct basis when identifiable, with the remainder allocated on a pro rata basis calculated as a percentage of our revenue, headcount or expenses to Demand Media’s consolidated results. General corporate costs include, but are not limited to, executive oversight, accounting, internal audit, treasury, tax, and legal. The allocations of general corporate costs are based primarily on estimated time incurred and/or activities associated with us. Management believes the allocations of corporate costs from Demand Media are reasonable. Costs incurred by Demand Media to complete the Separation have not been allocated to us. However, the financial statements may not include all of the costs that would have been incurred had we been a stand‑alone company during the periods presented and may not reflect our financial position, results of operations and cash flows had we been a stand‑alone company during the periods presented.

Prior to the Separation, we recorded the following costs incurred and allocated by Demand Media in our statements of operations as follows (in thousands):

Three months ended
March 31,
2014
Cost of revenue	$92
Sales and marketing	896
Technology and development	2,868
General and administration	5,028
Depreciation and amortization	1,052
Total allocated expenses	$9,936

The table above includes allocated stock‑based compensation of $0.5 million for the three months ended March 31, 2014, for the employees of Demand Media whose cost of services was partially allocated to us.

9.  Fair Value of Financial Instruments

Our financial assets and liabilities measured at fair value as of March 31, 2015, and December 31, 2014, are summarized below (in thousands):

	Fair Value Measurement Using			Assets at Fair
As of March 31, 2015	Level 1	Level 2	Level 3	Value
Assets:
Cash and cash equivalents	$45,902	$-	$-	$45,902
Note Receivable			1,010	1,010
Liabilities:
Debt	$-	$-	$25,025	$25,025

	Fair Value Measurement Using			Assets at Fair
As of December 31, 2014	Level 1	Level 2	Level 3	Value
Assets:
Cash and cash equivalents	$49,743	$-	$-	$49,743
Note Receivable			2,500	2,500
Liabilities:
Debt	$-	$-	$25,105	$25,105

The following table presents a reconciliation of our note receivable at fair value using unobservable inputs (Level 3) as of March 31, 2015 (in thousands):

Balance as of December 31, 2014	$2,500
Issuance of note receivable	10
Repayments on note receivable	(1,500)
Balance as of March 31, 2015	$1,010

The following table presents a reconciliation of our debt measured at fair value using unobservable inputs (Level 3) as of March 31, 2015 (in thousands):

Balance as of December 31, 2014	$25,105
Amortization of discount on debt	295
Principal payments on debt	(375)
Balance as of March 31, 2015	$25,025
•

10. Earnings (loss) per share

 Basic and diluted earnings (loss) per share were calculated using the following (in thousands, except per share amounts):

	Three months ended
	March 31,
	2015	2014
Net income (loss)	$1,876	$(3,921)
Weighted average number of shares outstanding:
Basic	18,705	18,413
Dilutive effect of stock-based equity awards	9	-
Dilutive effect of warrants	-	-
Diluted	18,714	18,413
Net income (loss) per share attributable to common stockholders
Basic	$0.10	$(0.21)
Diluted	0.10	(0.21)

On August 1, 2014, the 1,000 shares of Rightside common stock, par value $0.0001 per share, issued and outstanding immediately prior to the Separation were automatically reclassified as and became 18.4 million shares of common stock, par value $0.0001 per share. Basic and diluted earnings per share and the weighted average number of shares outstanding were retrospectively updated to reflect these transactions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, are forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. These forward-looking statements include, but are not limited to:

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Prior to our Separation from Demand Media on August 1, 2014, we were a wholly-owned subsidiary of Demand Media and did not have any material assets or liabilities, nor did we engage in any business or other activities. The following discussion describes our financial condition and results of operations as though we were a separate company as of the dates and for the periods presented, and includes the businesses, assets, and liabilities that comprise Rightside following the separation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed combined financial statements and related notes included elsewhere in this report. Throughout this discussion and analysis, where we provide discussion of the three months ended March 31, 2015, compared to the same period in 2014, we refer to the prior period as “2014.”

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

We are one of the world’s largest registrars, offering domain name registration and other related services to resellers and directly to domain name registrants. Through our eNom brand, we provide infrastructure services that enable a network of 28,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands, including Name.com, we directly offer domain name registration services to more than 300,000 customers. As of March 31, 2015, we had over 16 million domain names under management. In addition to domain name registration and related services, we have developed proprietary tools and services that identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of domain names as well as for our customers’ domain names.

We are a leading domain name registry through our participation in the expansion of generic Top Level Domains (“gTLDs”) by the Internet Corporation for Assigned Names and Numbers (“ICANN”), with the first gTLDs delegated in October 2013 (the “New gTLD Program”). Since the launch of the New gTLD Program, we have amassed a portfolio of 39 gTLDs.  In May 2014, we began releasing our gTLDs into general availability in the marketplace and to date, we have launched 36 gTLDs in our portfolio including .NINJA, .ROCKS and .VIDEO.  Through the establishment of our registry services business, we have also built a distribution network of over 100 ICANN accredited registrars, including GoDaddy, eNom and Name.com, that currently offer our gTLD domain names to businesses and consumers. In addition to operating our own gTLD registries, a subsidiary of ours provides technical back‑end infrastructure services for new gTLD operator rights acquired by Donuts (collectively, our “gTLD Initiative”).

The combination of our registrar and registry services businesses makes us one of the largest providers of end-to-end domain name services in the world. This uniquely positions us to capitalize on the New gTLD Program because we can distribute owned and third party gTLDs through our retail registrar brands, our eNom reseller network and our third party registrar distribution channel.

We generate the majority of our revenue through domain name registration subscriptions, including registrations of domain names for our owned gTLDs, and related value-added services. We also generate revenue from advertising on, and from the sale of, domain names that are registered to our customers or ourselves. Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.  We had revenue of $50.5 million, net income of $1.9 million and adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) of $0.6 million for the three months ended March 31, 2015; compared to revenue of $44.6 million, net loss of $3.9 million and Adjusted EBITDA of $(2.3) million for 2014.

Separation from Demand Media

Prior to August 1, 2014, Rightside was a wholly owned subsidiary of Demand Media. On August 1, 2014, Demand Media completed a tax-free transaction involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock (the “Separation”) as of the record date.

Immediately prior to the Separation, the authorized shares of Rightside capital stock were increased from 1,000 shares to 120.0 million shares, divided into the following classes: 20.0 million shares of preferred stock, par value $0.0001 per share, and 100.0 million shares of common stock, par value $0.0001 per share. The 1,000 shares of Rightside common stock, par value $0.0001 per share, that were previously issued and outstanding were automatically reclassified as and became 18.4 million shares of common stock, par value $0.0001 per share. Upon the Separation, holders of Demand Media common stock received one share of Rightside common stock for every five shares of Demand Media common stock held on the record date. Following completion of the Separation, Rightside became an independent, publicly-traded company on the NASDAQ Global Select Market using the symbol: “NAME.”

We have agreements with Demand Media that have an impact on our results of operations and financial condition. This includes a Transition Services Agreement (the “TSA”) and Tax Matters Agreement. For more information regarding these and other agreements with Demand Media, see the section entitled “Item 1. Business—Agreements with Demand Media” in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2015.

Opportunities, Challenges and Risks

Substantially all of our revenue is derived from domain name registrations and related value‑added service subscriptions from our wholesale and retail customers of our registrar platform. Growth in our revenue is dependent upon our ability to attract wholesale and retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value‑added service renewal rates and to grow those relationships through competitive pricing on domain name registrations, differentiated value‑added services, customer service offerings, and best‑in‑class reseller integration tools. Over the past few years our revenue growth has been driven by the addition of reseller customers with large volumes of domain names as well as the acquisition of

Name.com, a leading retail registrar. Certain of these large customers account for a significant portion of our revenue, and from time to time, we enter into multi‑year agreements with those customers. For example, our top three customers account for 27% of our consolidated revenue for the three months ended March 31, 2015. We also generate advertising revenue through our monetization platform for websites or domain names that we or our customers own. The revenue associated with these websites has recently experienced flat to declining trends due to lower traffic and advertising yields in the marketplace, which we expect to continue.

We began generating cash sales as the exclusive registry operator for our portfolio of new gTLDs in the first quarter of 2014. We have had steady growth in our registry revenue over the past 12 months. For the three months ended March 31, 2015, our revenue from our registry services was $1.6 million, compared to $42,000 for 2014.

For the three months ended March 31, 2015 and 2014, we made payments and deposits of $8.1 million and $0.4 million for gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN and third parties in the pursuit of certain exclusive gTLD operator rights. We capitalize payments made for gTLD applications and other acquisition related costs, and include them in other long‑term assets and intangible assets. As part of the New gTLD Program, we have received partial cash refunds for certain gTLD applications and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, we will continue to incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, which commenced in December 2013, gTLD application fees and other acquisition-related costs are reclassified as finite‑lived intangible assets and amortized on a straight‑line basis over their estimated useful life. We expense as incurred other costs incurred as part of this gTLD initiative and not directly attributable to the acquisition of gTLD operator rights.

Our cost of revenue, which is the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue. With the recent revenue growth coming from the sales of our higher margin registry business our cost of revenue as a percentage of revenue has decreased.

Historically, our marketing expense has reflected our wholesale registrar’s ability to leverage the existing marketing and customer relationships from its reseller base. We expect marketing investments to grow as we promote our Name.com retail registrar and the New gTLD Program. Marketing activity primarily flows through our sales and marketing expense line item.  Although to the extent that our registry offers performance incentive rebates or other business incentives to our partners, those incentives are recognized as a reduction to revenue.

We believe that these factors will compress our operating margin in the short term as we increase our investment in new business initiatives to support future growth. However, over the long term, we expect our overall operating margins to increase as the registry services business becomes a larger contributor to our overall revenue mix.

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
•

Average revenue per domain (“ARPD”): We calculate ARPD by dividing registrar services revenue for a period by the average number of domains registered on Rightside’s registrar platforms in that period.  ARPD for partial year periods is annualized.

•	Renewal rate: We define the renewal rate as the percentage of domain names on our registrar platform that are renewed after their original term expires.

The following table sets forth performance highlights of key business metrics for our registrar services for the periods presented (in millions, except for per domain and percentage data):

	Three months ended
	March 31,
	2015	2014	Change
End of period registrar services domains	16.2	15.2	6.6%
Average revenue per domain	$10.43	$10.00	4.3%
Renewal rate	77.4%	75.1%

Cash sales from the portfolio of new gTLDs we exclusively operate started in the first quarter of 2014. As of March 31, 2015, our registry services end of period domains increased to 0.2 million from zero in 2014.

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

We began recognizing insignificant revenue from our gTLD Initiative in the fourth quarter of 2013 and began generating cash sales from the portfolio of new gTLDs we exclusively operate in the first quarter of 2014. The amount as well as the timing of revenue is uncertain and is dependent upon the timing and number of our back‑end registry customers’ launches of gTLDs, the outcome of our negotiations or auctions to acquire the operating rights for gTLD applications contested with other participants, the demand and level of user adoption of new gTLDs and the continued progress of the New gTLD Program. To the extent that our registry offers performance incentive rebates or certain other business incentives to our partners, those incentives are recognized as a reduction to revenue.

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

Technology and Development

Technology and development consists primarily of costs associated with creation, development and distribution of our products and websites. These expenses primarily consist of headcount-related costs (including stock-based compensation expense) associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in future headcount and global infrastructure footprint. We anticipate that our product development expenses will increase, but remain relatively flat as a percentage of revenue as we continue to hire more technology and development personnel and further develop our products and offerings to support the growth of our business, including our gTLD Initiative.

General and Administrative

General and administrative consists primarily of personnel costs (including stock-based compensation expense) from our executive, legal, finance, human resources and information technology organizations and facilities‑related expenditures, as well as third party professional fees, and insurance expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. In the near term, we expect our general and administrative expenses to remain level as a percentage of revenue as we support the growth of our business.

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

Basis of Presentation

Please refer to Part 1, Item 1, Note 1 of the Notes to Financial Statements for information on our basis of presentation.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates. Please refer to the critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 23, 2015.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands). The period‑to‑period comparison of financial results is not necessarily indicative of future results.

	Three months ended
	March 31,
	2015	2014
Revenue	$50,531	$44,552
Cost of revenue (excluding depreciation and amortization)	38,957	34,646
Sales and marketing	2,494	2,753
Technology and development	5,115	5,673
General and administrative	4,983	6,004
Depreciation and amortization	3,986	4,226
Gain on other assets, net	(7,223)	(4,860)
Interest expense	1,244	-
Other expense (income), net	42	(1,333)
Income (loss) before income taxes	933	(2,557)
Income tax (benefit) expense	(943)	1,364
Net income (loss)	$1,876	$(3,921)

The following table presents our stock‑based compensation expense included in the above line items (in thousands):

	Three months ended
	March 31,
	2015	2014
Cost of revenue	$116	$92
Sales and marketing	182	670
Technology and development	275	265
General and administrative	966	957
Total stock-based compensation expense	$1,539	$1,984

The following table presents our depreciation and amortization by expense classification (in thousands):

	Three months ended
	March 31,
	2015	2014
Cost of revenue	$1,882	$1,344
Sales and marketing	327	296
Technology and development	1,211	1,949
General and administrative	566	637
Total depreciation and amortization	$3,986	$4,226

Revenue

Revenue by service line was as follows (in thousands, except percentage data):

	Three months ended
	March 31,
	2015	2014	Change %
Registrar services	$41,999	$37,532	12%
Registry services	1,605	42	3,721
Aftermarket and other	7,332	7,018	4
Eliminations	(405)	(40)	913
Total revenue	$50,531	$44,552	13%

Beginning January 1, 2015, we started presenting our Registrar and Registry services revenue separately. These amounts were previously presented on a combined basis as Domain Name Services revenue. Amounts in the prior periods have been updated to reflect this presentation. The amounts in the eliminations line reflect the elimination of intercompany transactions between our registry and registrar businesses.

Registrar Services

Registrar services revenue for the three months ended March 31, 2015, increased by $4.5 million, or 12%, to $42.0 million compared to $37.5 million in 2014.  This growth was primarily due to an increase in domain name registrations associated with the continued onboarding of eNom wholesale partners as well as revenue generated from registrations of new gTLD domain names.

Registry Services

Registry services revenue for the three months ended March 31, 2015, increased to $1.6 million from $42,000 in 2014. The growth was primarily driven by new gTLD registrations which have an average selling price of more than three times that of legacy TLDs.  The remaining growth was driven by the improved performance of the existing wholesale partners as well as the continued onboarding of eNom wholesale partners.

Aftermarket and Other

Aftermarket and other revenue for the three months ended March 31, 2015, increased by $0.3 million, or 4%, to $7.3 million compared to $7.0 million in 2014.

Cost and Expenses

Costs and expenses were as follows (in thousands, except percentage data):

	Three months ended
	March 31,
	2015	2014	Change %
Cost of revenue (excluding depreciation and amortization)	$38,957	$34,646	12%
Sales and marketing	2,494	2,753	(9)
Technology and development	5,115	5,673	(10)
General and administrative	4,983	6,004	(17)
Depreciation and amortization	3,986	4,226	(6)
Gain on other assets, net	(7,223)	(4,860)	49
Interest expense	1,244	-	N/A
Other expense (income), net	42	(1,333)	(103)
Income tax (benefit) expense	(943)	1,364	(169)

Cost of Revenue

Cost of revenue for the three months ended March 31, 2015, increased by $4.3 million, or 12%, to $39.0 million compared to $34.6 million in 2014. The increase was primarily due to an increase of  $3.4 million in domain name registration fees associated with our growth in registered domain names and related revenue and $0.9 million in revenue sharing costs paid to our domain name monetization customers.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2015, decreased by $0.3 million, or 9%, to $2.5 million compared to $2.8 million in 2014. The decrease was primarily due to a decline of $0.5 million in stock-based compensation expense and $0.1 million in personnel costs due to the elimination of allocated costs from Demand Media, which was offset by an increase of $0.3 million for new marketing campaigns.

Technology and Development

Technology and development expenses for the three months ended March 31, 2015, decreased by $0.6 million, or 10%, to $5.1 million compared to $5.7 million in 2014. The decrease was primarily due to $0.6 million in personnel costs due to the elimination of allocated costs from Demand Media and $0.2 million in one-time costs in 2014, partially offset by an increase of $0.2 million in infrastructure and technology costs to support our service platforms and our operations as a standalone company.

General and Administrative

General and administrative expenses for the three months ended March 31, 2015, decreased by $1.0 million, or 17%, to $5.0 million compared to $6.0 million in 2014. The decrease was primarily due to a decrease of $0.7 million in personnel costs due to the elimination of allocated costs from Demand Media and a $0.3 million reduction for consulting, legal and infrastructure costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2015, decreased by $0.2 million, or 6%, to $4.0 million compared to $4.2 million in 2014.

Gain on Other Assets, Net

Gain on other assets, net for the three months ended March 31, 2015 and 2014, was $7.2 million and $4.9 million due to payments received in exchange for the withdrawals of our interest in certain gTLD applications.

Interest Expense

Interest expense for the three months ended March 31, 2015, was $1.2 million consisting of interest expense on our credit facilities. We did not have any interest expense in 2014.

Other (Income) Expense, Net

Other (income) expense, net for the three months ended March 31, 2014, included $1.4 million of gain on the sale of marketable securities.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2015, was $0.9 million, compared to tax expense of $1.4 million in 2014. The increase in tax benefit was primarily due to increased book losses and decreased expired stock options during the period.

Non-GAAP Financial Measures

To supplement our financial results presented in GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, to evaluate our business. We define Adjusted EBITDA as net income (loss) adjusted for interest, income taxes, gain on sale of marketable securities, gain on other assets, net, depreciation and amortization, stock-based compensation expense, as well as the financial impact of acquisition and realignment costs. Acquisition and realignment costs include legal, accounting and other professional fees directly attributable to acquisition activity as well as employee severance and other payments in connection with corporate realignment activities.

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

The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in thousands):

	Three months ended
	March 31,
	2015	2014
Net income (loss)	$1,876	$(3,921)
Add (deduct):
Income tax expense (benefit)	(943)	1,364
Gain on sale of marketable securities	-	(1,362)
Gain on other assets, net	(7,223)	(4,860)
Interest expense	1,244	-
Depreciation and amortization	3,986	4,226
Stock-based compensation expense	1,539	1,985
Acquisition and realignment costs	89	294
Adjusted EBITDA	$568	$(2,274)

Adjusted EBITDA for the three months ended March 31, 2015, increased $2.9 million, to income of $0.6 million, compared to a loss of $2.3 million in 2014. The increase was primarily due to an increase in revenue of $6.0 million, and a decrease of $1.4 million in personnel costs from the elimination of allocated costs from Demand Media, offset by an increase in cost of revenue of $4.3 million and $0.3 million for other operating expenses. The increase in cost of revenue consists primarily of direct costs we incur with selling an incremental product to our customers.

Liquidity and Capital Resources

Historically, we have principally financed our operations from net cash provided by our operating activities. Our cash flows from operating activities are significantly affected by our cash based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our ongoing investments in our platform, company infrastructure, equipment and, more recently, our investments in gTLD applications. Our capital expenditures and investments in gTLDs have to date been funded by both cash flow from operations and investment from our former parent, Demand Media, as well as proceeds from our credit facilities.

As of March 31, 2015, our principal sources of liquidity were our cash and cash equivalents in the amount of $45.9 million. For more information, see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2015.

We believe our capital structure is appropriate for this stage of the Company and is sufficient to grow the business while pursuing our strategic objectives. However, we are participating in a dynamic and emerging environment, and will continuously evaluate our position relative to the opportunities available in the marketplace. We believe that our future cash from operations, together with our ability to access sources of financing, including debt and equity, will provide sufficient resources to fund both short term and long term operating requirements, capital expenditures, acquisitions and new business development activities for at least the next 12 months.

Historical Cash Flow Trends

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Three months ended
	March 31,
	2015	2014
Net cash used in operating activities	$(1,123)	$(2,064)
Net cash (used in) provided by investing activities	(2,157)	2,442
Net cash (used in) provided by financing activities	(561)	11,285

Cash Flows from Operating Activities

Net cash used in operating activities was $1.1 million and $2.1 million for the three months ended March 31, 2015 and 2014.

Our net income for the three months ended March 31, 2015, was $1.9 million, which included a gain on the withdrawal of gTLD applications of $7.2 million and non-cash charges of $5.0 million such as depreciation, amortization, stock-based compensation expense, and deferred taxes.  In addition, changes in our working capital resulted in a $0.7 million reduction in cash.

Our net loss for the three months ended March 31, 2014, was $3.9 million, which included a gain on the withdrawal of gTLD applications of $4.9 million, gain on the sale of marketable securities of $1.4 million, and non-cash charges of $7.5 million such as depreciation, amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital generated $0.6 million of cash.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2015, compared to cash provided by investing activities of $2.4 million in 2014.

The $4.6 million increase of cash used in investing activities was primarily due to an increase of $7.7 million of payments and deposits for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights, offset by a decrease of $1.9 million from purchases of property and equipment, and offset by an increase of $0.6 million in proceeds from gTLD withdrawals and a net increase of $0.6 million from other transactions (proceeds from the repayment of note receivable, change in restricted cash and proceeds from sale of marketable securities).

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015, includes $0.4 million in principal payments on debt and $0.2 million minimum tax withholding on restricted stock awards. Net cash provided by financing activities for the three months ended March 31, 2014, includes $11.3 million cash inflow from parent company investment by Demand Media.

Off‑Balance Sheet Arrangements

As of March 31, 2015, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the term loan drawn on our term loan credit facility with Tennenbaum Capital Partners LLC (the “Tennenbaum Credit Facility”), which accrues interest at variable rates. As of March 31, 2015, our borrowings under the Tennenbaum Credit Facility had an effective interest rate of 14.8%. Assuming the Tennenbaum Credit Facility is fully drawn and holding other variables constant, a 1% increase in interest rates, occurring April 1, 2015, and sustained would result in an increase in our annual interest expense and a decrease in our cash flows and income before taxes of approximately $0.3 million per year.

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

Concentrations of Credit Risk

As of March 31, 2015, our cash and cash equivalents were maintained primarily with one major U.S. financial institution and one foreign bank. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective at a reasonable level of assurance.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

There is no pending or threatened legal proceeding to which we are a party that, in our belief, is reasonably likely to have a material adverse effect on our business, financial results and existing or future operations.

Item 1A.  Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Relating to Our Businesses

If we are unsuccessful in marketing and selling our gTLDs or there is insufficient consumer demand for our gTLDs, our future business and results of operations would be materially adversely affected.

Our registry services business, which derives most of its revenue from registration fees for domain names, is expected to generate a significant portion of our revenue and margin in the future. The new gTLDs that we offer to the market are primarily untested and it is unclear what the ultimate market size or demand is or will be for these new offerings. There can be no guarantees that consumers will demand or accept new gTLDs in general or our new gTLDs in particular.

We face significant competition to our registry services business and we may not be able to develop or maintain significant market share.

Prior to the launch of the New gTLD Program, there were over 20 gTLD registries and over 290 ccTLD registries. We face competition in the registry services space from other established and more experienced operators in these service offerings, including other gTLD and ccTLD registries, as well as new entrants into the domain name services industry, some of which have greater financial, marketing and other resources. In particular, we face direct competition with other new gTLD registries offering gTLDs in similar verticals to our offerings. For example, we may offer the ability to register .DENTIST domain names, while a competitor may offer the ability to register .DENTAL domain names.

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

Our registry services business is substantially dependent upon third‑parties to market and distribute our gTLDs, and we would be adversely affected if these relationships are terminated or diminished.

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

We are required to enter into a registry operator agreement with ICANN (each, a “New gTLD Registry Agreement”) for each new gTLD registry that we operate. To date, we have 39 New gTLD Registry Agreements. Of the 39 new gTLDs for which we are the registry operator, 36 have been delegated to us and inserted into the Root Zone.

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

We applied and were granted the right, through ICANN’s New gTLD Program, to operate registries for a number of new gTLDs on a stand‑alone basis. We have also acquired rights to certain gTLDs and intend to acquire rights in additional gTLDs, either directly or through strategic relationships, including with Donuts, a third‑party new gTLD applicant. We invested or made refundable deposits in the amount of $8.1 million associated with gTLD applications during the three months ended March 31, 2015, and from 2012 through March 31, 2015, we have invested or made refundable deposits in the amount of $62.3 million associated with certain gTLD applications under the New gTLD Program. We may choose to invest significant additional funds in this complex process.

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

We have limited experience as an operator of domain name registries for new gTLDs and limited experience providing technical back‑end infrastructure services to registries. If we are unsuccessful in fully implementing our gTLD Initiative, we may lose some of our current and future investment in our gTLD Initiative and the return on investment in our gTLD Initiative may not meet our current expectations justifying such investment. The loss of some of our investment or lower than expected return on investment in our gTLD Initiative could adversely affect our future growth, financial condition and results of operations.

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

Our success depends in large part on our registrar customers’ renewals of their domain name registrations. Our customer renewal rate for expiring domain name registrations was approximately 77.4% and 75.1% for the three months ended March 31, 2015 and 2014, respectively, and 72.9% and 69.9% for the years ended December 31, 2014 and 2013, respectively. If we are unable to maintain our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Any significant decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

Our registrar services business is dependent on third‑party resellers, including a small number of resellers that account for a significant portion of our domain names under management. Our failure to maintain or strengthen our relationships with resellers, particularly those servicing a large percentage of our domain name registration customers, would have a material adverse effect on our business.

As a registrar with a wholesale component, we provide domain name registration services and offer value‑added services through a network of approximately 28,000 active resellers, comprised of small businesses, large e‑commerce websites, Internet service providers and web‑hosting companies, as well as through companies using our hosted back‑end registrar platform. These resellers, in turn, contract directly with domain name registrants to deliver these services. Maintaining and deepening relationships with our resellers is an important part of our growth strategy, as strong third‑party distribution arrangements enhance our ability to market our products and to increase our domain names under management, revenue and profitability.

Total revenue earned from resellers was $30.9 million, or 61% of total revenue, for the three months ended March 31, 2015, and was 28.1 million, or 63% of total revenue, for the comparable prior year period. As of March 31, 2015, our three largest resellers accounted for approximately 36% of our total domain names under management, and our largest reseller, Namecheap, Inc., represented approximately 26% of total domain names under management. In addition, Namecheap accounted for approximately 18% and 16% of our total revenue for the three months ended March 31, 2015 and the comparable prior year period, respectively. The term of our current reseller agreement with Namecheap expires in June 2015, but will automatically renew for an additional one‑year period unless terminated by either party. In addition, in October 2014, Namecheap issued a promissory note to us in the principal amount of $2.5 million in connection with our reseller agreement.  During the three months ended March 31, 2015, Namecheap made principal payments of $1.5 million on the promissory note.  As of March 31, 2015, the outstanding balance on the promissory note was $1.0 million. If Namecheap defaults on the promissory note, such default could adversely affect our reseller relationship with Namecheap and our covenants under our credit facilities. There can be no assurance that our established reseller distribution relationships will continue, as our resellers may cease to operate or otherwise terminate their relationship with us. Any reduction in access to third‑party reseller distributors, particularly those servicing a large percentage of our domain name registration customers, would have a material adverse effect on our ability to market our products and to generate revenue.

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

We face significant competition from existing registrars and from new registrars that continue to enter the market. ICANN currently has over 1,500 registrars to register domain names in one or more of the gTLDs that it oversees. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain name registration market by competitive registrars and unaccredited entities that act as resellers for registrars, and the rapid growth of some competitive registrars and resellers that have entered the market, may make it difficult for us to maintain our current market share.

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

Currently, Internet users often navigate to a website either by directly typing its domain name into a web browser or through the use of a search engine. If (1) web browser or Internet search technologies were to change significantly; (2) Internet search engines were to change the value of their algorithms on the use of a domain name for finding a website; (3) Internet users’ preferences or practices were to shift away from direct navigation; (4) Internet users were to significantly increase the use of web and mobile device applications to locate and access content; or (5) Internet users were to increasingly use third level domains or alternate identifiers, such as social networking and microblogging sites, then in each case, the demand for domain names could decrease.

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

Our revenue and operating results could fail to meet expectations if we are unable to adequately address a number of operational challenges, some of which are outside of our control, including:

•	a reduction in the number of domain names under management or in the rate at which this number grows, due to slow growth or market contraction, lower renewal rates or other factors;
•	reductions in the percentage of our domain name registration customers who purchase additional services from us;
•	changes in our pricing policies or those of our competitors, changes in domain name fees charged to us by Internet registries or ICANN, or other competitive pressures on our prices;
•	our ability to identify, develop and successfully launch new products and services;
•	the timing and success of new services and technology enhancements introduced by our competitors, which could impact both new customer growth and renewal rates;

•	the entry of new competitors in our markets;
•	our ability to keep our registrar and registry platforms and our domain name registration services operational at a reasonable cost and without service interruptions;
•	increased development expenses relating to new services;
•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure;
•	our ability to identify acquisition targets and successfully integrate acquired businesses into our operations;
•	our focus on long‑term goals over short‑term results;
•	any negative publicity or other actions which harm our brand;
•	federal, state or foreign regulation or legislation affecting our business; and
•	weakness or uncertainty in general economic or industry conditions.

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

These restrictions could inhibit our ability to pursue our business strategies. In addition, our credit facilities include financial covenants.  Our revolving credit facility with Silicon Valley Bank (“SVB Credit Facility”) requires us to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated senior leverage ratio, a maximum consolidated net leverage ratio, and minimum liquidity. Our Tennenbaum Credit Facility requires us to maintain compliance with a maximum consolidated net leverage ratio and minimum liquidity. The Tennenbaum Credit Facility is also subject to certain mandatory prepayments from 50% of excess cash flow (as determined under the Tennenbaum Credit Facility), which will be paid on the first to occur of the maturity, termination or refinancing of the SVB Credit Facility or the acceleration and termination of the SVB Credit Facility, from excess cash flow determined for the period from the closing of the Tennenbaum Credit Facility to the end of the fiscal year ended as of the date 90 days prior to such date, and thereafter annually for excess cash flow determined for each subsequent fiscal year; from certain asset sales and insurance and condemnation events, to the extent not used to prepay loans and cash collateralize letters of credit and permanently reduce the commitments under the SVB Credit Facility, subject to customary reinvestment rights; and from the issuances of certain indebtedness.  Mandatory prepayments from asset sales and issuances of indebtedness are subject to a prepayment premium that is the same or for voluntary prepayments.  Our failure to comply with any covenants in our credit facilities, including any of the financial covenants, could result in an event of default. Our failure to meet our payment obligations under our credit facilities, including any principal and accrued interest payments, could also result in an event of default. Our ability to meet our payment obligations and to satisfy our financial covenants under our credit facilities depends upon our ability to generate cash flow. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors that are beyond our control. There is no assurance that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to meet our payment obligations and financial covenants under our credit facilities. If we are not able to generate sufficient cash flow from operations to service our obligations under our credit facilities, we may need to refinance or restructure our credit facilities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our credit facilities.

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

To the extent we do not generate sufficient cash from operations, we will need to raise additional funds through public or private debt or equity financings to meet our ongoing obligations and to execute our growth strategy, which may include the selective acquisition of additional new gTLDs, domain names and technologies as well as other registry and registrar services providers. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. If we raise additional funds by issuing equity or certain types of convertible debt securities, dilution to the holdings of our existing stockholders may result. If we raise debt financing, we will incur interest expense and the terms of such debt may be at unfavorable rates and could require the pledge of assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business.

Any equity capital raising activities would be subject to the restrictions in the Tax Matters Agreement, which requires us and Demand Media to comply with the representations made in the private letter ruling or in materials submitted to the IRS and our tax counsel in connection with the Separation. Such representations contain restrictions on our ability to take actions that could cause the Separation to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, including entering into any transaction or series of transactions as a result of which any person or group of persons would acquire or have the right to acquire from us or stockholders our stock greater than certain threshold amounts, or issuing our stock in an offering in amounts greater than certain threshold amounts. Certain of these restrictions will apply for the two-year period after the distribution, unless the applicable party obtains a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm that such action will not cause the distribution or certain related transactions to fail to qualify as tax-free transactions for U.S. federal income tax purposes. Notwithstanding receipt of such ruling or opinion, if such action causes the distribution or certain related transactions to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, we could be responsible for taxes arising therefrom. For more information, see the section entitled “Item 1. Business—Agreements with Demand Media” in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2015.

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

We may be unable to attract and retain qualified officers, directors and members of board committees required to effectively manage our business as a result of changes in the rules and regulations which govern public companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the SEC and NASDAQ heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on NASDAQ would be adversely affected.

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

We are subject to a number of state, federal or international taxation laws and regulations and will become subject to additional taxation laws and regulations as we continue to expand our operations into new jurisdictions.  Changes to taxation laws and regulations may adversely affect our business.

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

Risks Relating to the Separation

We may be unable to achieve some or all of the benefits that we expect to achieve as an independent, publicly-traded company.

By separating from Demand Media, we may be more susceptible to securities market fluctuations and other adverse events than we would have otherwise encountered as part of Demand Media. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent, publicly-traded company in the timeframe in which we expect to do so, if at all. If we do not realize the anticipated benefits from the Separation for any reason, our business may be adversely affected.

Our historical financial information may not be representative of the results we would have achieved as a stand‑alone public company during the periods presented and may not be a reliable indicator of our future results.

The historical financial data that we have included in this annual report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the periods prior to the Separation on August 1, 2014, or those that we will achieve in the future. The costs and expenses reflected in our historical financial data include an allocation for certain corporate functions historically provided by Demand Media, including legal, information technology, financial systems, human resources, accounting and equity administration services, that may be different from the comparable expenses that we would have incurred had we operated as a stand‑alone company prior to August 1, 2014. Our historical financial data does not reflect changes that will occur in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and requirements.  Accordingly, the historical financial data presented in this report should not be assumed to be indicative of what our financial condition or results of operations actually would have been as an independent, publicly-traded company nor to be a reliable indicator of what our financial condition or results of operations actually may be in the future.

We rely on Demand Media’s performance under various agreements and we and Demand Media will continue to be dependent on each other for certain support services for each respective business.

We entered into various agreements with Demand Media in connection with the Separation, including a Transition Services Agreement, Separation and Distribution Agreement, Tax Matters Agreement and Employee Matters Agreement. Our subsidiary, Rightside Operating Co., entered into an Intellectual Property Assignment and License Agreement with Demand Media in connection with the Separation.  For more information, see the section entitled “Item 1. Business—Agreements with Demand Media” in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2015.

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

Historically, we have relied on financial, administrative, accounting and other resources of Demand Media to support the operation of our business. In addition, given that our financial results reflect periods during which we were part of Demand Media, we will continue to rely on Demand Media to provide information that will be incorporated into our financial statements.  In conjunction with the Separation, we have expanded and continue to expand our financial, operational, administrative, accounting, and other support systems or contract with third parties to replace certain systems that were previously provided by Demand Media. We cannot assure you that we will be able to successfully put in place, on a timely basis, the financial, operational and managerial resources necessary to operate as an independent, publicly-traded company.  Any failure or significant downtime in our own financial or administrative systems or in Demand Media’s financial or administrative systems during the transition period could impact our results or prevent us from performing other administrative services and financial reporting on a timely basis and could materially harm our business, financial condition and results of operations.  In addition, we do not exercise any control over Demand Media’s accounting staff.  If there is any delay in Demand Media providing us with information that will be incorporated in our financial statements, we may not be able to report our financial results on a timely basis.  If there are any inaccuracies in such information, our reported financial results may also be inaccurate.

We are a smaller, less diversified company than Demand Media was prior to the Separation.

We are a smaller, less diversified company focused on the domain name services industry, which represents a narrower business focus than Demand Media prior to the Separation. With greater concentration in the domain name services industry, we may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. In addition, the diversification of revenue, costs, and cash flows will diminish. As a result, it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and it may be difficult or more expensive for us to obtain financing.

We may have difficulty operating as an independent, publicly-traded company.

As an independent, publicly-traded company, we believe that our business will benefit from, among other things, direct access to equity capital and a tailored capital structure, allowing us to better focus our financial and operational resources on our specific business, allowing our management to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of our business, allowing us to more effectively respond to industry dynamics and allowing the creation of effective incentives for our management and employees that are more closely tied to our business performance. However, we may not be able to achieve some or all of the benefits that we believe we can achieve as an independent company in the time we currently expect, if at all. Because our business previously operated as part of Demand Media’s organizational structure, we may incur additional costs to operate independently that could adversely affect our business.

As an independent, publicly-traded company, we may not enjoy the same benefits that we did as part of Demand Media.

By separating from Demand Media, we may become more susceptible to market fluctuations and other adverse events than when we were part of the current Demand Media organizational structure. As part of Demand Media, we enjoyed certain benefits from Demand Media’s operating diversity and readily available capital to fund investments, as well as opportunities to pursue integrated strategies with Demand Media’s other businesses. As an independent, publicly-traded company, we may not have similar diversity, available capital or integration opportunities and we may not have similar access to debt and equity capital markets. In addition, we shared economies of scope and scale with Demand Media with respect to certain costs and vendor relationships, and took advantage of Demand Media’s size and purchasing power in procuring certain products and services, such as insurance and healthcare benefits, and technology, such as computer software licenses. As a separate, independent entity, we may be unable to obtain these products, services and technologies at prices or on terms as favorable to us as those we obtained prior to the Separation.

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

To preserve the tax‑free treatment of the Separation, and under the Tax Matters Agreement, we may not take any action that would jeopardize the favorable tax treatment of the distribution. The restrictions under the Tax Matters Agreement may limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our business for the two‑year period following the Separation. For example, we might determine to continue to operate certain of our business operations for the foreseeable future even if a sale or discontinuance of such business might have otherwise been advantageous. Moreover, in light of the requirements of Section 355(e) of the Code, we might determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions or other strategic transactions for some period of time following the distribution. In addition, our indemnity obligation under the Tax Matters Agreement might discourage, delay or prevent a change of control transaction for some period of time following the distribution.  For more information, see the section entitled “Item 1. Business—Agreements with Demand Media” in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2015.

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

Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make our company financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation. If we are required to indemnify Demand Media under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

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

In addition, the stock market in general, and the market for Internet‑related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our stock as a newly independent public company. This may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition and results of operation.

Any impairment in the value of our goodwill will result in an accounting charge against our earnings, which could negatively impact our stock price.

As of March 31, 2015, we had $103.0 million of goodwill, representing approximately 29.3% of our total assets as of such date. In accordance with GAAP, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment.  Significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows may result in us having to take impairment charges against goodwill. If we determine significant impairment of our goodwill, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

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

If securities or industry analysts do not continue to publish research about our business or if they publish inaccurate or unfavorable research about our business and our stock, our stock price and trading volume could decline.

We expect that the trading market for our common stock will be affected by research or reports that securities or industry analysts publish about us or our business. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our stock could decrease, which may cause our stock price and trading volume to decline. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline.

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

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and are subject to other requirements that may be burdensome and costly. We may not timely complete our analysis of our internal control over financial reporting, or these internal controls may be determined to be ineffective, which could adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Exhibits

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

RIGHTSIDE GROUP, LTD.
Date: May 12, 2015	By	/s/ Taryn J. Naidu
Taryn J. Naidu
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2015	By:	/s/ Tracy Knox
Tracy Knox
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Amended and Restated Letter of Agreement between Namecheap, Inc. and eNom, Inc., dated April 1, 2011 (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).

10.2

Senior Unsecured Promissory Note between Rightside Group, Ltd. and Namecheap, Inc., issued October 17, 2014 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 23, 2015 (File No. 001-36262)).

10.3

Amendment of Senior Unsecured Promissory Note and Amended and Restated Letter of Agreement, dated February 5, 2015 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 23, 2015 (File No. 001-36262)).

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