Form 10-Q
period 2015-06-30
RIGHTSIDE GROUP, LTD.
filed 2015-08-11
CIK 1589094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of registrant’s common stock outstanding as of August 6, 2015 was 18,867,216.

RIGHTSIDE GROUP, LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Rightside Group, Ltd.

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$46,410	$49,743
Accounts receivable	12,085	14,256
Prepaid expenses and other current assets	6,088	6,898
Deferred registration costs	77,186	73,289
Total current assets	141,769	144,186
Deferred registration costs	15,558	14,502
Property and equipment, net	11,419	11,527
Intangible assets, net	44,036	37,116
Goodwill	103,042	103,042
Deferred tax assets	11,187	9,483
gTLD deposits	23,089	21,180
Other assets	3,318	3,298
Total assets	$353,418	$344,334

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,862	$7,190
Accrued expenses and other current liabilities	23,378	22,313
Debt	1,500	1,500
Deferred tax liabilities	27,886	27,886
Deferred revenue	99,584	92,683
Total current liabilities	160,210	151,572
Deferred revenue, less current portion	20,505	19,195
Debt, less current portion	23,444	23,605
Other liabilities	1,490	1,117
Total liabilities	205,649	195,489
Stockholders' equity
Preferred stock, $0.0001 par value per share
Authorized shares: 20,000 and 20,000
Shares issued and outstanding: 0 and 0	-	-
Common stock, $0.0001 par value per share
Authorized shares: 100,000 and 100,000
Shares issued and outstanding: 18,862 and 18,661	2	2
Additional paid-in capital	144,430	141,709
Retained earnings	3,337	7,134
Total stockholders' equity	147,769	148,845
Total liabilities and stockholders' equity	$353,418	$344,334

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$52,171	$46,689	$102,702	$91,241
Cost of revenue (excluding depreciation and amortization)	40,330	36,564	79,287	71,210
Sales and marketing	2,533	2,183	5,027	4,936
Technology and development	5,267	5,054	10,382	10,727
General and administrative	4,904	4,919	9,887	10,923
Depreciation and amortization	4,094	3,714	8,080	7,940
Loss (gain) on other assets, net	262	(885)	(6,961)	(5,745)
Interest expense	1,226	-	2,470	-
Other (income) expense, net	(44)	36	(2)	(1,297)
Loss before income tax	(6,401)	(4,896)	(5,468)	(7,453)
Income tax benefit	(728)	(1,406)	(1,671)	(42)
Net loss	$(5,673)	$(3,490)	$(3,797)	$(7,411)

Net loss per share attributable to common stockholders
Basic	$(0.30)	$(0.19)	$(0.20)	$(0.40)
Diluted	(0.30)	(0.19)	(0.20)	(0.40)

Weighted average shares used in computing net loss per share
Basic	18,805	18,413	18,755	18,413
Diluted	18,805	18,413	18,755	18,413

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(5,673)	$(3,490)	$(3,797)	$(7,411)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	-	-	(906)
Tax effect	-	-	-	329
Other comprehensive loss, net of tax	-	-	-	(577)
Comprehensive loss	$(5,673)	$(3,490)	$(3,797)	$(7,988)

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(3,797)	$(7,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,080	7,940
Amortization of discount and issuance costs on debt	937	-
Deferred income taxes	(1,671)	1,537
Stock-based compensation expense	3,137	3,270
Gain on gTLD application withdrawals, net	(6,961)	(5,745)
Gain on sale of marketable securities	-	(1,362)
Other	(140)	(270)
Change in operating assets and liabilities:
Accounts receivable	(858)	(344)
Prepaid expenses and other current assets	(690)	93
Deferred registration costs	(4,953)	(8,958)
Other long-term assets	(470)	(1,024)
Accounts payable	672	(1,318)
Accrued expenses and other liabilities	1,343	2,854
Deferred revenue	8,211	12,204
Net cash provided by operating activities	2,840	1,466
Cash flows from investing activities
Purchases of property and equipment	(2,761)	(2,499)
Purchases of intangible assets	(972)	(1,023)
Payments and deposits for gTLD applications	(10,018)	(11,991)
Proceeds from gTLD withdrawals	7,160	6,105
Proceeds from repayment of note receivable	1,500	-
Change in restricted cash	-	(345)
Proceeds from sale of marketable securities	-	1,362
Other	194	270
Net cash used in investing activities	(4,897)	(8,121)
Cash flows from financing activities
Principal payments on capital lease obligations	-	(101)
Principal payments on debt	(750)	-
Proceeds from stock option exercises	46	-
Minimum tax withholding on restricted stock awards	(572)	-
Payment for acquisition holdback	-	(1,042)
Net decrease in parent company investment	-	(7,119)
Net cash used in financing activities	(1,276)	(8,262)
Change in cash and cash equivalents	(3,333)	(14,917)
Cash and cash equivalents, beginning of period	49,743	66,833
Cash and cash equivalents, end of period	$46,410	$51,916

Supplemental disclosure of cash flows:
Cash paid for interest	$1,519	$-

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

We were incorporated on July 11, 2013, as a subsidiary of Demand Media. Prior to the Separation, Demand Media owned all of the outstanding shares of our capital stock. We have one class of common stock issued and outstanding, and no preferred stock outstanding. In connection with the Separation, Demand Media contributed or transferred certain of the subsidiaries and assets relating to its domain name services business to us, and we or our subsidiaries assumed all of the liabilities relating to Demand Media’s domain name services business.

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

Upon the Separation, holders of Demand Media common stock on the record date received one share of Rightside common stock for every five shares of Demand Media common stock.  Rightside became an independent, publicly-traded company on the NASDAQ Global Select Market using the symbol: “NAME.”

We entered into various agreements with Demand Media which provide for the allocation between Rightside and Demand Media of certain assets, liabilities, and obligations, and govern the relationship between Rightside and Demand Media after the Separation.

After the Separation on August 1, 2014

Our financial statements are presented on a consolidated basis, as we became a separate consolidated group. Our balance sheet, statement of operations, and statement of cash flows include the accounts of Rightside and our wholly-owned subsidiaries.  These financial statements reflect our financial position, results of operations, statement of comprehensive loss, equity and cash flows as a separate company and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Prior to the Separation on August 1, 2014

Our financial statements were presented on a combined basis as carve-out financial statements, as we were not a separate consolidated company.  Our financial statements were derived from the financial statements and accounting records of Demand Media. Our financial statements assume the allocation to us of certain Demand Media corporate expenses relating to Rightside (refer to Note 9—Transactions with Related Parties for further information). The accounting for income taxes was computed for our company on a separate tax return basis.

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

Interim Financial Statements

We have prepared the unaudited interim financial statements on the same basis as the audited financial statements and have included all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position, results of operations, and cash flows. The results for the three and six months ended June 30, 2015 and 2014, are not necessarily indicative of the results expected for the full year.

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

2.  Summary of Significant Accounting Policies and New Accounting Guidance

Refer to our audited financial statements included in our Form 10-K as filed with the SEC on March 23, 2015, for a complete discussion of all significant accounting policies.

Recently Adopted Accounting Guidance

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-08, “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments update various SEC paragraphs included in the Accounting Standards Codification (“ASC”) to reflect the issuance of Staff Accounting Bulletin (“SAB”) No. 115. SAB

No. 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. We have adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption of this standard did not have an impact on our financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. Early adoption is permitted for financial statements that have not been previously issued. As of June 30, 2015, and December 31, 2014, we had $2.2 million and $2.6 million of debt issuance costs that are classified as an Other Asset on our balance sheets.  Under this new standard we would recognize these costs as a reduction of Debt when we adopt the new guidance on January 1, 2016.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” The new standard provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. In July 2015, the FASB approved a one year deferral of the effective date. In accordance with the deferral, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after the original effective date of December 15, 2016. We are assessing the provisions of the new standard and have not determined the impact of the adoption of this standard guidance on our financial statements.

Reclassifications and Revisions

Certain amounts previously presented for prior periods have been reclassified to conform to current presentation as described further below.

We reclassified $1.0 million of current deferred revenue to accrued expenses and other current liabilities on our balance sheet as of December 31, 2014. This balance was settled in March 2015.

As we discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, subsequent to the filing of our Form 10-Q for the third quarter of 2014, we determined that certain transactions were misclassified in the Statements of Cash Flows for the six months ended June 30, 2014.  The misclassifications primarily related to the repayment of an acquisition holdback liability for our 2012 Name.com acquisition and the timing of cash received related to gains on gTLD auctions.  For the six months ended June 30, 2014, these classification errors resulted in an overstatement of cash outflows from operations by a total of $1.6 million; an understatement of cash outflows from investing activities of $0.5 million; and an understatement of cash outflows from financing of $1.1 million.  We assessed the materiality of the error on our previously issued quarterly financial statements in accordance with SAB No. 99, “Materiality,”  and concluded that the error was not material to the financial statements taken as a whole. We revised our Statement of Cash Flows for the six months ended June 30, 2014 to correct this error.

3.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Owned website names	$15,044	$(11,005)	$4,039	$16,581	$(11,402)	$5,179
Customer relationships	20,842	(18,904)	1,938	20,842	(18,258)	2,584
Technology	7,954	(7,925)	29	7,954	(7,915)	39
Non-compete agreements	207	(102)	105	207	(81)	126
Trade names	5,466	(2,310)	3,156	5,477	(2,151)	3,326
gTLDs	37,568	(2,799)	34,769	26,909	(1,047)	25,862
Total	$87,081	$(43,045)	$44,036	$77,970	$(40,854)	$37,116

Amortization expense by classification is shown below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue	$2,039	$1,379	$3,921	$2,723
Sales and marketing	323	323	646	601
Technology and development	5	4	10	9
General and administrative	90	202	180	266
Total amortization	$2,457	$1,908	$4,757	$3,599

Estimated future amortization expense related to intangible assets held as of June  30, 2015 (in thousands):

Years Ending December 31,	Amount
2015 (July 1, 2015, to December 31, 2015)	$4,132
2016	6,402
2017	4,874
2018	4,808
2019	4,503
Thereafter	19,317
Total	$44,036

4.  gTLD Deposits

gTLD deposits consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
gTLD deposits	$23,089	$21,180

We paid $10.0 million during the six months ended June 30, 2015, and $32.0 million during the year ended December 31, 2014, for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. These deposits would be applied to the purchase of the gTLD if we are awarded the gTLD operator rights or these deposits may be returned to us if we withdraw our interest in the gTLD application. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable.

The settlement of our interest in certain gTLD applications resulted in a net loss of $0.3 million and the withdrawal of our interest in certain gTLD applications resulted in a net gain of $0.9 million for the three months ended June 30, 2015 and 2014. The withdrawal of our interest in certain gTLD applications resulted in a net gain of $7.0 million and $5.7 million for the six months ended June 30, 2015 and 2014. We recorded these gains and losses in loss (gain) on other assets, net on the statements of operations.

5.  Other Balance Sheet Items

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accounts receivable—trade	$7,135	$7,101
gTLD deposit receivable	528	3,557
Receivables from registries	4,422	3,598
Accounts receivable	$12,085	$14,256

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Prepaid expenses	$3,213	$2,799
Prepaid registry fees	1,865	1,599
Note receivable	1,010	2,500
Prepaid expenses and other current assets	$6,088	$6,898

In October 2014, we entered into an agreement with Namecheap, Inc. (“Namecheap”), whereby Namecheap issued a Senior Unsecured Promissory Note (“Note receivable”) to us for $2.5 million. As of December 31, 2014, the outstanding balance on the Note receivable was $2.5 million.  During the six months ended June 30, 2015, Namecheap made two principal payments totaling $1.5 million, reducing the outstanding balance of the Note receivable to $1.0 million. Refer to Note 13—Subsequent Events for further information

6. Debt

Silicon Valley Bank Credit Facility

In June 2015, we amended our Credit Agreement (“Amendment”) with Silicon Valley Bank. The Amendment revises the terms of our existing Credit Agreement (“SVB Credit Facility”). The Amendment, among other changes, amends the consolidated fixed charge coverage ratio in the SVB Credit Facility, to require that we maintain a consolidated fixed charge coverage ratio on a scale depending on the available revolving commitment under the SVB Credit Facility plus unrestricted cash. As of June 30, 2015, we were in compliance with the covenants under the SVB Credit Facility.

7.  Income Taxes

Our effective tax rate differs from the statutory rate primarily as a result of state taxes, non-deductible stock option expenses and international operations. The effective tax rate was 11.4% and 30.6% for the three months and six months ended June 30, 2015, compared to 28.7% and 0.6% for the three and six months ended June 30, 2014.

We recorded an income tax benefit of $0.7 million during the three months ended June 30, 2015, compared to an income tax benefit of $1.4 million during the same period in 2014. The decreased benefit was primarily due to an increase in non-deductible stock warrant amortization and an increase in our state effective tax rate.

We recorded an income tax benefit of $1.7 million during the six months ended June 30, 2015, compared to an income tax benefit of $42,000 during the same period in 2014. The increased benefit was primarily due to a one-time tax expense in 2014 upon the reversal of deferred tax assets as a result of cancelled stock options.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the three and six months ended June 30, 2015 or 2014, and we do not expect our uncertain tax position to change materially during the next 12 months. We file a U.S. federal tax return and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the Internal Revenue Service and various state authorities.

8.  Business Segments

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

Revenue derived from our Registrar services, Registry services, and Aftermarket and other offerings are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Registrar services	$43,281	$39,408	$85,280	$76,940
Registry services	1,925	216	3,530	258
Aftermarket and other	7,544	7,123	14,876	14,141
Eliminations	(579)	(58)	(984)	(98)
Total revenue	$52,171	$46,689	$102,702	$91,241

Beginning January 1, 2015, we started presenting our Registrar services and Registry services revenue separately. These amounts were previously presented on a combined basis as Domain Name Services revenue. Amounts in the prior periods have been updated to reflect this presentation. The amounts in the Eliminations line reflect the elimination of intercompany transactions between our registry and registrar businesses.

Revenue by geographic location is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$37,828	$32,766	$74,440	$63,953
International	14,343	13,923	28,262	27,288
Total	$52,171	$46,689	$102,702	$91,241

No international country represented more than 10% of total revenue in any period presented.

9.  Transactions with Related Parties

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

Prior to the Separation, we recorded the following costs incurred and allocated by Demand Media in our statements of operations as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Cost of revenue	$91	$183
Sales and marketing	481	1,377
Technology and development	2,992	5,860
General and administration	4,082	9,110
Depreciation and amortization	1,011	2,063
Total allocated expenses	$8,657	$18,593

The table above includes allocated stock‑based compensation of $0.2 million and $3.0 million for the three months and six months ended June 30, 2014, for the employees of Demand Media whose cost of services was partially allocated to us.

10.  Fair Value of Financial Instruments

Our financial assets and liabilities are measured at fair value. We estimated the fair value of our term loan credit facility with Tennenbaum Capital Partners LLC (the “Tennenbaum Credit Facility”) using a discounted cash flow model with Level 3 inputs. Under this approach, we estimated the fair value to approximate its carrying value of $24.9 million as of June 30, 2015, and $25.1 million as of December 31, 2014.

11. Earnings (loss) per share

Basic and diluted earnings (loss) per share were calculated using the following (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(5,673)	$(3,490)	$(3,797)	$(7,411)
Weighted average number of shares outstanding:
Basic	18,805	18,413	18,755	18,413
Dilutive effect of stock-based equity awards	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Diluted	18,805	18,413	18,755	18,413
Net loss per share attributable to common stockholders
Basic	$(0.30)	$(0.19)	$(0.20)	$(0.40)
Diluted	(0.30)	(0.19)	(0.20)	(0.40)

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

For the three and six months ended June 30, 2015, we excluded 79,300 and 36,600 shares of restricted stock units and stock options from the calculation of diluted weighted average shares outstanding as their inclusion would have been antidilutive.  The $15.05 exercise price per share on the stock warrants related to the Tennenbaum Credit Facility did not have a dilutive effect for any period presented.

12. Commitments and Contingencies

From time to time, we are party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceedings to which we are a  party that, in our belief, is likely to have a material adverse effect on our future financial results.

13. Subsequent Events

On July 31, 2015, we entered into a Master Agreement (the “Master Agreement”) with Namecheap that amends and replaces the Amended and Restated Letter Agreement dated April 1, 2011, as amended. The term of the Master Agreement is through December 31, 2018, and will automatically renew for an additional three year term unless terminated by either party.

In addition, we and Namecheap entered into Amendment No. 3 of Senior Unsecured Promissory Note (“Note Amendment”) effective on August 1, 2015.  The Note Amendment extends the maturity date of the Senior Unsecured Promissory Note dated October 17, 2014, as amended, from July 31, 2015, to December 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, are forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. These forward-looking statements include, but are not limited to:

•	our future operating results, including our expectations regarding total revenue, operating margins and net loss;
•	trends in sales, marketing and product development expenses as a percentage of our revenue;

•	our ability to attract new wholesale and retail customers and to retain existing customers;

•	the implementation of our business model and strategic plans for our business;

•	our expectations regarding the level of consumer demand for new generic Top Level Domains (“gTLDs”) and our ability to capitalize on this demand;
•	legal, regulatory and tax developments, including additional requirements imposed by changes in federal, state or foreign laws and regulations;
•	our strategic relationships, including with Demand Media, Inc. (“Demand Media”) and the Internet Corporation for Assigned Names and Numbers (“ICANN”);

•	our ability to enter into agreements on favorable terms with commercial partners, including with registry operators, service providers and distributors; and
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure.

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (“SEC”) with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Prior to our separation from Demand Media on August 1, 2014, we were a wholly-owned subsidiary of Demand Media and did not have any material assets or liabilities, nor did we engage in any business or other activities. The following discussion describes our financial condition and results of operations as though we were a separate company as of the dates and for the periods presented, and includes the businesses, assets, and liabilities of Rightside following the separation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed combined financial statements and related notes included elsewhere in this report. Throughout this discussion and analysis, where we provide discussion of the three and six months ended June 30, 2015, compared to the same periods in 2014, we refer to the prior periods as “2014.”

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

We are one of the world’s largest registrars, offering domain name registration and other related services to resellers and directly to domain name registrants. Through our eNom brand, we provide infrastructure services that enable a network of 28,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands, including Name.com, we directly offer domain name registration services to more than 300,000 customers. As of June 30, 2015, we had over 16 million domain names under management. In addition to domain name registration and related services, we have developed proprietary tools and services that identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of domain names as well as for our customers’ domain names.

We are a leading domain name registry with a portfolio of 39 gTLDs acquired from ICANN’s expansion of gTLDs (the “New gTLD Program”). We began releasing our gTLDs into general availability in the marketplace beginning May 2014 and to date, we have launched 36 of our gTLDs into the market, including .NINJA, .ROCKS and .NEWS. By establishing our registry services business, we have built a distribution network of over 100 ICANN accredited registrars, including GoDaddy, eNom and Name.com, that offers our gTLD domain names to businesses and consumers. In addition to operating our own gTLD registries, we provide technical back‑end infrastructure services for new gTLD operator rights acquired by Donuts Inc. (“Donuts”), a third‑party new gTLD applicant (collectively with the New gTLD Program, our “gTLD Initiative”).

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

For the three months ended June 30, 2015, we had revenue of $52.2 million, net loss of $5.7 million and adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) of $0.8 million; compared to revenue of $46.7 million, net loss of $3.5 million and Adjusted EBITDA of $(0.8) million for the three months ended June 30, 2014.

For the six months ended June 30, 2015, we had revenue of $102.7 million, net loss of $3.8 million and Adjusted EBITDA of $1.3 million; compared to revenue of $91.2 million, net loss of $7.4 million and Adjusted EBITDA of $(3.1) million for the six months ended June 30, 2014.

Separation from Demand Media

Prior to August 1, 2014, Rightside was a wholly owned subsidiary of Demand Media. On August 1, 2014, Demand Media completed a tax-free transaction involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock (the “Separation”) as of the record date.

Prior to the Separation, the authorized shares of Rightside capital stock were increased from 1,000 shares to 120.0 million shares, divided into the following classes: 20.0 million shares of preferred stock, par value $0.0001 per share, and 100.0 million shares of common stock, par value $0.0001 per share. The 1,000 shares of Rightside common stock, par value $0.0001 per share, that were previously issued and outstanding were automatically reclassified as and became 18.4 million shares of common stock, par value $0.0001 per share. Upon the Separation, holders of Demand Media common stock on the record date received one share of Rightside common stock for every five shares of Demand Media common stock. Rightside became an independent, publicly-traded company on the NASDAQ Global Select Market using the symbol: “NAME.”

We have agreements with Demand Media that have an impact on our results of operations and financial condition. This includes a Transition Services Agreement and Tax Matters Agreement. For more information regarding these and other agreements with Demand Media, see the section entitled “Item 1. Business—Agreements with Demand Media” in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2015.

Opportunities, Challenges and Risks

Substantially all of our revenue is derived from domain name registrations and related value‑added service subscriptions from our wholesale and retail customers of our registrar platform. Growth in our revenue is dependent upon our ability to attract wholesale and retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value‑added service renewal rates and to grow those relationships through competitive pricing on domain name registrations, differentiated value‑added services, customer service offerings, and best‑in‑class reseller integration tools. Over the past few years our revenue growth has been driven by the addition of reseller customers with large volumes of domain names as well as the acquisition of Name.com, a leading retail registrar. Certain of these large customers account for a significant portion of our revenue, and from time to time, we enter into multi‑year agreements with those customers. For example, our top three customers account for 29% and 27% of our revenue for the three and six months ended June 30, 2015, and 24% for each of the three and six months ended June 30, 2014. We also generate advertising revenue through our monetization platform for websites or domain names that we or our customers own. The revenue associated with these websites has recently experienced flat to declining trends due to lower traffic and advertising yields in the marketplace, which we expect to continue.

We began generating cash sales as the exclusive registry operator for our portfolio of new gTLDs in the first quarter of 2014. We have had steady growth in our registry revenue over the past 12 months. For the three and six months ended June 30, 2015, our revenue from our registry services was $1.9 million and $3.6 million, compared to $0.2 million and $0.3 million for the same periods in 2014.

For the six months ended June 30, 2015 and 2014, we made payments and deposits of $10.0 million and $12.0 million for gTLD applications under the New gTLD Program. These payments represent amounts paid directly to ICANN and third parties in the pursuit of certain exclusive gTLD operator rights. We capitalize payments made for gTLD applications and other acquisition related costs, and include them in other long‑term assets and intangible assets. As part of the New gTLD Program, we have received partial cash refunds for certain gTLD applications and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, we will continue to incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, gTLD application fees and other acquisition-related costs are reclassified as finite‑lived intangible assets and amortized on a straight‑line basis over their estimated useful life. We expense as incurred other costs incurred as part of this gTLD initiative and not directly attributable to the acquisition of gTLD operator rights.

Our cost of revenue, which is the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue. With the recent revenue growth coming from the sales of our higher margin registry business, our cost of revenue as a percentage of revenue has decreased.

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

Registrar Operating Metrics

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

The following table sets forth performance highlights of key business metrics for our registrar services for the periods presented (in millions, except for per domain and percentage data):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
End of period registrar services domains	16.3	15.5	5.2%	16.3	15.5	5.2%
Average revenue per domain	$10.66	$10.26	3.9%	$10.58	$10.15	4.2%
Renewal rate	74.1%	71.1%		75.8%	73.1%

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

We began recognizing revenue from our gTLD Initiative in the fourth quarter of 2013 and began generating cash sales from the portfolio of new gTLDs we exclusively operate in the first quarter of 2014. The amount as well as the timing of revenue is uncertain and is dependent upon the timing and number of our back‑end registry customers’ launches of gTLDs, the outcome of our negotiations or auctions to acquire the operating rights for gTLD applications contested with other participants, the demand and level of user adoption of new gTLDs and the continued progress of the New gTLD Program. To the extent that our registry offers performance incentive rebates or certain other business incentives to our partners, those incentives are recognized as a reduction to revenue.

Costs and Expenses

Cost of Revenue

Cost of revenue consists primarily of direct costs we incur with selling an incremental product to our customers. Substantially all cost of revenue relates to domain name registration costs, payment processing fees, third-party commissions and customer care. Similar to our billing practices, we pay domain costs at the time of purchase, but recognize the costs of service ratably over the life of the registration. Customer care expense represents the costs to consult, advise and service our customers. Customer care expenses primarily consist of personnel-related costs

(including stock-based compensation expense) and are expensed as incurred. We expect cost of revenue to increase in absolute dollars in future periods as we expand our domain names services business and our total customers. Domain name costs include fees paid to the various domain registries and ICANN. We prepay these costs in advance for the life of the registration. The terms of registry pricing are established by an agreement between registries and registrars. Cost of revenue may increase or decrease as a percentage of total revenue, depending on the mix of products sold in a particular period and the sales and marketing channels used.

Sales and Marketing

Sales and marketing consists primarily of sales and marketing personnel-related costs (including stock-based compensation expense), sales support, advertising, marketing and general promotional expenditures. We anticipate that our sales and marketing expenses will increase in the near term as a percent of revenue as we continue to support our sales efforts and invest in the growth of our business including our gTLD Initiative.

Technology and Development

Technology and development consists primarily of costs associated with creation, development and distribution of our products and websites. These expenses primarily consist of personnel-related costs (including stock-based compensation expense) associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in future headcount and global infrastructure footprint. We anticipate that our product development expenses will increase, but remain relatively flat as a percentage of revenue as we continue to hire more technology and development personnel and further develop our products and offerings to support the growth of our business, including our gTLD Initiative.

General and Administrative

General and administrative consists primarily of personnel-related costs (including stock-based compensation expense) from our executive, legal, finance, human resources and information technology organizations and facilities‑related expenditures, as well as third party professional fees, and insurance expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. In the near term, we expect our general and administrative expenses to remain level as a percentage of revenue as we support the growth of our business.

Depreciation and Amortization

Depreciation expense consists of charges relating to the depreciation of the property and equipment used in our business. Depreciation expense may increase or decrease in absolute dollars in future periods depending on the future level of capital investments in hardware and other equipment.

Amortization expense consists of charges relating to the amortization of capitalized identifiable intangible assets acquired in connection with business combinations and to acquire domain names, including initial registration costs, as well as costs to acquire gTLDs. We amortize these costs on a straight‑line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We capitalize gTLD assets once they become available for their intended use and amortize them on a straight‑line basis over the remaining contractual period of the registry operator agreement, which is approximately 10 years. We expect the amortization of intangible assets to increase in the near term as we recognize expenses related to the gTLDs as they are launched into the market.

Loss (Gain) on Other Assets, Net

Loss (gain) on other assets, net consists of gains and losses on withdrawals or settlement of costs related to our interest in certain gTLD applications. We expect our gains and losses will vary depending upon potential gains or losses resulting from our resolution of gTLD applications for which there were multiple bidders.

Interest Expense

Interest expense consists primarily of interest expense on our credit facilities. Interest expense includes amortization of deferred financing costs and debt discount.

Other Income (Expense), Net

Other income (expense), net, consists primarily of realized gains related to the sale of marketable securities, transaction gains and losses on foreign currency‑denominated assets and liabilities and interest income.

Income Tax Benefit

We are subject to income taxes principally in the United States, and certain other countries where we have a legal presence, including Ireland, Canada, Australia and Cayman Islands. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates, and our effective tax rate could fluctuate accordingly.

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

Basis of Presentation

Please refer to “Item 1. Financial Statements,” Note 1—Company Background, Separation from Demand Media and Basis of Presentation of the Notes to Financial Statements for information on our basis of presentation.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

During the three and six months ended June 30, 2015, there were no significant changes to our critical accounting policies and estimates. Please refer to the critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 23, 2015.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands). The period‑to‑period comparison of financial results is not necessarily indicative of future results.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$52,171	$46,689	$102,702	$91,241
Cost of revenue (excluding depreciation and amortization)	40,330	36,564	79,287	71,210
Sales and marketing	2,533	2,183	5,027	4,936
Technology and development	5,267	5,054	10,382	10,727
General and administrative	4,904	4,919	9,887	10,923
Depreciation and amortization	4,094	3,714	8,080	7,940
Loss (gain) on other assets, net	262	(885)	(6,961)	(5,745)
Interest expense	1,226	-	2,470	-
Other expense (income), net	(44)	36	(2)	(1,297)
Loss before income tax	(6,401)	(4,896)	(5,468)	(7,453)
Income tax benefit	(728)	(1,406)	(1,671)	(42)
Net loss	$(5,673)	$(3,490)	$(3,797)	$(7,411)

The following table presents our stock‑based compensation expense included in the above line items (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue	$136	$91	$252	$183
Sales and marketing	219	172	401	842
Technology and development	278	314	553	579
General and administrative	965	708	1,931	1,666
Total stock-based compensation expense	$1,598	$1,285	$3,137	$3,270

The following table presents our depreciation and amortization by expense classification (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue	$2,039	$1,379	$3,921	$2,723
Sales and marketing	326	340	653	636
Technology and development	1,226	1,341	2,437	3,290
General and administrative	503	654	1,069	1,291
Total depreciation and amortization	$4,094	$3,714	$8,080	$7,940

Revenue

Revenue by service line was as follows (in thousands, except percentage data):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change %	2015	2014	Change %
Registrar services	$43,281	$39,408	10%	$85,280	$76,940	11%
Registry services	1,925	216	791	3,530	258	1,268
Aftermarket and other	7,544	7,123	6	14,876	14,141	5
Eliminations	(579)	(58)	898	(984)	(98)	904
Total revenue	$52,171	$46,689	12%	$102,702	$91,241	13%

Beginning January 1, 2015, we started presenting our Registrar services and Registry services revenue separately. These amounts were previously presented on a combined basis as Domain Name Services revenue. Amounts in the prior periods have been updated to reflect this presentation. The amounts in the Eliminations line reflect the elimination of intercompany transactions between our registry and registrar businesses.

Registrar Services

Registrar services revenue for the three months ended June 30, 2015, increased by $3.9 million, or 10%, to $43.3 million compared to $39.4 million in 2014. Registrar services revenue for the six months ended June 30, 2015, increased by $8.3 million, or 11%, to $85.3 million compared to $77.0 million in 2014. The increase was primarily due to organic growth in our retail and wholesale channels, an increase in domain name registrations associated with the continued onboarding of eNom wholesale partners, and revenue generated from registrations of new gTLD domain names.

Registry Services

Registry services revenue for the three months ended June 30, 2015, increased by $1.7 million to $1.9 million from $0.2 million in 2014. Registry services revenue for the six months ended June 30, 2015, increased by $3.3 million to $3.6 million from $0.3 million in 2014. The growth was primarily driven by new gTLD registrations which have an average selling price of approximately three times that of legacy TLDs. Cash sales from the portfolio of new gTLDs we exclusively operate started in the first quarter of 2014. As of June 30, 2015, our registry services end of period domains increased to 308,000 from 30,000 in 2014.

Aftermarket and Other

Aftermarket and other revenue for the three months ended June 30, 2015, increased by $0.4 million, or 6%, to $7.5 million compared to $7.1 million in 2014.  For the three months ended June 30, 2015, compared to 2014, our domain name monetization revenue increase by $0.7 million, partially offset by a decrease in our domain sales revenue of $0.3 million.

Aftermarket and other revenue for the six months ended June 30, 2015, increased by $0.8 million, or 5%, to $14.9 million compared to $14.1 million in 2014. For the six months ended June 30, 2015, compared to 2014, our domain name monetization revenue increased by $1.6 million, partially offset by a decrease in our domain sales revenue of $0.9 million.

Cost and Expenses

Costs and expenses were as follows (in thousands, except percentage data):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change %	2015	2014	Change %
Cost of revenue (excluding depreciation and amortization)	$40,330	$36,564	10%	$79,287	$71,210	11%
Sales and marketing	2,533	2,183	16	5,027	4,936	2
Technology and development	5,267	5,054	4	10,382	10,727	(3)
General and administrative	4,904	4,919	(0)	9,887	10,923	(9)
Depreciation and amortization	4,094	3,714	10	8,080	7,940	2
Loss (gain) on other assets, net	262	(885)	(130)	(6,961)	(5,745)	21
Interest expense	1,226	-	N/A	2,470	-	N/A
Other expense (income), net	(44)	36	(222)	(2)	(1,297)	(100)
Income tax benefit	(728)	(1,406)	(48)	(1,671)	(42)	3,879

Cost of Revenue

Cost of revenue for the three months ended June 30, 2015, increased by $3.7 million, or 10%, to $40.3 million compared to $36.6 million in 2014. The increase was primarily due to $2.4 million in domain name registration fees associated with our growth in registered domain names and related revenue and $1.3 million in revenue sharing costs paid to our domain name monetization customers.

Cost of revenue for the six months ended June 30, 2015, increased by $8.1 million, or 11%, to $79.3 million compared to $71.2 million in 2014. The increase was primarily due to $5.8 million in domain name registration fees associated with our growth in registered domain names and related revenue and $2.1 million in revenue sharing costs paid to our domain name monetization customers.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2015, increased by $0.3 million, or 16%, to $2.5 million compared to $2.2 million in 2014. The increase was primarily due to $0.3 million in advertising and marketing costs for new marketing campaigns.

Sales and marketing expenses for the six months ended June 30, 2015, increased by $0.1 million, or 2%, to $5.0 million compared to $4.9 million in 2014. The increase was primarily due to $0.7 million of advertising and marketing costs for new marketing campaigns, offset by a decrease $0.4 million in stock-based compensation expense and $0.1 million in personnel costs due to the elimination of allocated costs from Demand Media.

Technology and Development

Technology and development expenses for the three months ended June 30, 2015, increased by $0.2 million, or 4%, to $5.3 million compared to $5.1 million in 2014. The increase was primarily due to $0.4 million of infrastructure and technology costs to support our service platforms and our operations as a standalone company, partially offset by a decrease of $0.2 million in personnel-related costs due to the elimination of allocated costs from Demand Media and organizational alignment costs.

Technology and development expenses for the six months ended June 30, 2015, decreased by $0.3 million, or 3%, to $10.4 million compared to $10.7 million in 2014. The decrease was primarily due to $0.7 million in personnel-related costs due to the elimination of allocated costs from Demand Media and $0.2 million in one-time costs in 2014, offset by an increase of $0.6 million of infrastructure and technology costs to support our service platforms and our operations as a standalone company.

General and Administrative

General and administrative expenses for the three months ended June 30, 2015 and 2014, was $4.9 million for both periods. An increase of $0.3 million in public company costs and $0.3 million in stock-based compensation expense was offset by a decrease of $0.3 million for consulting, legal and infrastructure costs, and $0.3 million in personnel costs due to the elimination of allocated costs from Demand Media.

General and administrative expenses for the six months ended June 30, 2015, decreased $1.0 million, or 9%, to $9.9 million, compared to $10.9 million in 2014. The decrease was primarily due to $1.1 million in personnel costs due to the elimination of allocated costs from Demand Media, $0.9 million for professional services and infrastructure costs, offset by an increase of $0.7 million for facilities, insurance, and public company costs and $0.3 million for stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2015, increased by $0.4 million, or 10%, to $4.1 million compared to $3.7 million in 2014. Depreciation and amortization expense for the six months ended June 30, 2015, increased by $0.2 million, or 2%, to $8.1 million compared to $7.9 million in 2014.

Loss (Gain) on Other Assets, Net

Loss on other assets, net for the three months ended June 30, 2015, was $0.3 million, compared to a gain of $0.9 million in 2014.  Gain on other assets, net for the six months ended June 30, 2015 and 2014, was $7.0 million and $5.7 million. During the three months ended June 30, 2015, we settled some costs related to certain gTLD applications resulting in the loss recognized.

Interest Expense

Interest expense for the three and six months ended June 30, 2015, was $1.2 million and $2.5 million consisting of interest expense on our credit facilities. We did not have any interest expense in 2014 as the Company had no outstanding debt during that period.

Other (Income) Expense, Net

Other (income) expense, net for the six months ended June 30, 2014, included $1.4 million of gain on the sale of marketable securities.

Income Tax Benefit

The effective tax rate was 11.4% and 30.6% for the three months and six months ended June 30, 2015, compared to 28.7% and 0.6% for the three and six months ended June 30, 2014. Our effective tax rate differs from the statutory rate primarily as a result of state taxes, non-deductible stock option expenses and international operations. Income tax benefit for the three months ended June 30, 2015 and 2014, was $0.7 million and $1.4 million, and for the six months ended June 30, 2015 and 2014, was $1.7 million and $42,000. The increase in tax benefit was primarily due to decreased expired stock options during the current period.

Non-GAAP Financial Measures

To supplement our financial results presented in GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, to evaluate our business. We define Adjusted EBITDA as net income (loss) adjusted for interest, income taxes, gain on sale of marketable securities, gain (loss) on other assets, net, depreciation and amortization, stock-based compensation expense, as well as the financial impact of acquisition and realignment costs. Acquisition and realignment costs include legal, accounting and other professional fees directly attributable to acquisition activity as well as employee severance and other payments in connection with corporate realignment activities.

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

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(5,673)	$(3,490)	$(3,797)	$(7,411)
Add (deduct):
Income tax benefit	(728)	(1,406)	(1,671)	(42)
Gain on sale of marketable securities	-	-	-	(1,362)
Loss (gain) on other assets, net	262	(885)	(6,961)	(5,745)
Interest expense	1,226	-	2,470	-
Depreciation and amortization	4,094	3,714	8,080	7,940
Stock-based compensation expense	1,598	1,285	3,137	3,270
Acquisition and realignment costs	-	-	89	294
Adjusted EBITDA	$779	$(782)	$1,347	$(3,056)

Adjusted EBITDA for the three months ended June 30, 2015, increased $1.6 million, to income of $0.8 million, compared to a loss of $0.8 million in 2014. The increase was primarily due to an increase in revenue of $5.5 million, and a decrease of $0.3 million in personnel costs from the elimination of allocated costs from Demand Media, offset by an increase in cost of revenue of $3.7 million and $0.5 million for other operating expenses. The increase in cost of revenue consists primarily of direct costs we incur with selling an incremental product to our customers.

Adjusted EBITDA for the six months ended June 30, 2015, increased $4.4 million, to income of $1.3 million, compared to a loss of $3.1 million in 2014. The increase was primarily due to an increase in revenue of $11.5 million, and a decrease of $1.7 million in personnel costs from the elimination of allocated costs from Demand Media, offset by an increase in cost of revenue of $8.0 million, $0.6 million for other operating expenses and $0.2 million for acquisition and realignment costs. The increase in cost of revenue consists primarily of direct costs we incur with selling an incremental product to our customers.

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

As of June 30, 2015, our principal sources of liquidity were our cash and cash equivalents in the amount of $46.4 million. In June 2015, we amended our Credit Agreement (“Amendment”) with Silicon Valley Bank. The Amendment revises the terms of our existing Credit Agreement (“SVB Credit Facility”). The Amendment, among other changes, amends the consolidated fixed charge coverage ratio in the SVB Credit Facility, to require that we maintain a consolidated fixed charge coverage ratio on a scale depending on the available revolving commitment under the SVB Credit Facility plus unrestricted cash. As of June 30, 2015, we had approximately $17.0 million of borrowing capacity available from the SVB Credit Facility. Additionally, as of June 30, 2015, we were in compliance with the covenants under the SVB Credit Facility.

For more information, see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2015.

We believe our capital structure is appropriate for this stage of our operations and is sufficient to grow the business while pursuing our strategic objectives. However, we are participating in a dynamic and emerging environment, and will continuously evaluate our position relative to the opportunities available in the marketplace. We believe that our future cash from operations, together with our ability to access sources of financing, including debt and equity, will provide sufficient resources to fund both short term and long term operating requirements, capital expenditures, acquisitions and new business development activities for at least the next 12 months.

Historical Cash Flow Trends

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Six months ended
	June 30,
	2015	2014
Net cash provided by operating activities	$2,840	$1,466
Net cash used in investing activities	(4,897)	(8,121)
Net cash used in financing activities	(1,276)	(8,262)

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.8 million and $1.5 million for the six months ended June 30, 2015 and 2014. The activity that comprised our net cash provided by operating activities is described in the paragraphs below.

Our net loss for the six months ended June 30, 2015, was $3.8 million, which included a gain on the withdrawal of gTLD applications of $7.0 million and non-cash charges of $10.4 million such as depreciation and amortization, stock-based compensation expense, and deferred taxes.  In addition, changes in our working capital resulted in a $3.2 million increase in cash.

Our net loss for the six months ended June 30, 2014, was $7.4 million, which included a gain on the withdrawal of gTLD applications of $5.7 million, gain on the sale of marketable securities of $1.4 million, and non-cash charges of $12.5 million such as depreciation and amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital generated $3.5 million of cash.

Cash Flows from Investing Activities

Net cash used in investing activities of $4.9 million for the six months ended June 30, 2015, primarily includes uses of $10.0 million for payments and deposits for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights, offset by proceeds of $7.2 million from gTLD application withdrawals. In addition, we purchased $2.8 million of property and equipment and $1.0 million of intangible assets, and we received $1.5 million from the repayment of a note receivable.

Net cash used in investing activities of $8.1 million for the six months ended June 30, 2014, primarily includes uses of $12.0 million for payments and deposits for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights, offset by proceeds of $6.1 million from gTLD application withdrawals. In addition, we purchased $2.5 million of property and equipment and $1.0 million of intangible assets, and we received $1.4 million from the sale of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities of $1.3 million for the six months ended June 30, 2015, primarily includes $0.8 million in principal payments on debt and $0.6 million minimum tax withholding on restricted stock awards, as well as proceeds from stock option exercises of $46,000.

Net cash used in financing activities of $8.3 million for the six months ended June 30, 2014, primarily includes $7.1 million cash outflow in parent company investment by Demand Media, $1.0 million for payment of an acquisition holdback and $0.1 million principal payment on capital lease obligations.

Off‑Balance Sheet Arrangements

As of June 30, 2015, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report on Form 10-K filed with the SEC on March 23, 2015.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the term loan drawn on our term loan credit facility with Tennenbaum Capital Partners LLC (the “Tennenbaum Credit Facility”), which accrues interest at variable rates. As of June 30, 2015, our borrowings under the Tennenbaum Credit Facility had an effective interest rate of 14.8%. Assuming the Tennenbaum Credit Facility is fully drawn and holding other variables constant, a 1% increase in interest rates, occurring July 1, 2015, and sustained would result in an increase in our annual interest expense and a decrease in our cash flows and income before taxes of approximately $0.3 million per year.

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

Concentrations of Credit Risk

As of June 30, 2015, our cash and cash equivalents were maintained primarily with one major U.S. financial institution and one foreign bank. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this quarterly report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the launch of the New gTLD Program, there were over 20 gTLD registries and over 290 ccTLD registries. We face competition in the registry services space from other established and more experienced operators in these service offerings, including other gTLD and ccTLD registries, as well as new entrants into the domain name services industry, some of which have greater financial, marketing and other resources. In particular, we face direct competition with other new gTLD registries offering gTLDs similar to our offerings. For example, our .DENTIST domain names compete directly with a competing registry’s .DENTAL domain names.

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

As a gTLD registry, we are subject to ICANN’s registry operator agreement and governing policies, which may change to our detriment.

We are required to enter into a registry operator agreement with ICANN (each, a “New gTLD Registry Agreement”) for each new gTLD registry that we operate. To date, we have 39 New gTLD Registry Agreements. Of the

39 new gTLDs for which we are the registry operator, 38 have been delegated to us and inserted into the Root Zone.

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

We applied and were granted the right, through ICANN’s New gTLD Program, to operate registries for a number of new gTLDs on a stand‑alone basis. We have also acquired rights to certain gTLDs and intend to acquire rights in additional gTLDs, either directly or through strategic relationships, including with Donuts, a third‑party new gTLD applicant. We invested or made refundable deposits in the amount of $10.0 million associated with gTLD applications during the six months ended June 30, 2015, and from 2012 through June 30, 2015, we have invested or made refundable deposits in the amount of $64.2 million associated with certain gTLD applications under the New gTLD Program. We may choose to invest significant additional funds in this complex process.

We are in competition with other applicants for certain of the remaining new gTLDs for which we have applied or in which we have rights through our agreement with Donuts. When more than one party applies for a gTLD, the parties are typically required to enter into negotiations or participate in an auction to win the registry rights. We may be outbid or otherwise unsuccessful in acquiring gTLDs in these negotiations or auctions. We could also face lawsuits or other opposition to our gTLD applications or any award of gTLD operator rights.

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

Our success depends in large part on our registrar customers’ renewals of their domain name registrations. Our customer renewal rate for expiring domain name registrations was approximately 75.8% and 73.1% for the six months ended June 30, 2015 and 2014, respectively, and 72.9% and 69.9% for the years ended December 31, 2014 and 2013, respectively. If we are unable to maintain our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Any significant decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

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

Total revenue earned from resellers was $62.9 million, or 61% of total revenue, for the six months ended June 30, 2015, and was $57.5 million, or 63% of total revenue, for the comparable prior year period. As of June 30, 2015, our three largest resellers accounted for approximately 37% of our total domain names under management, and our largest reseller, Namecheap, Inc., represented approximately 26% of total domain names under management. In addition, Namecheap accounted for approximately 18% and 16% of our total revenue for the six months ended June 30, 2015 and the comparable prior year period, respectively. We entered into a new agreement with Namecheap, effective July 2015. The term of our current agreement expires in December 2018, but will automatically renew for an additional three-year period unless terminated by either party. In addition, in October 2014, Namecheap issued a promissory note to us in the principal amount of $2.5 million in connection with our reseller agreement. The promissory note has a maturity date of December 31, 2015. During the six months ended June 30, 2015, Namecheap made principal payments of $1.5 million on the promissory note.  As of June 30, 2015, the outstanding balance on the promissory note was $1.0 million. If Namecheap defaults on the promissory note, such default could adversely affect our reseller relationship with Namecheap and our covenants under our credit facilities. There can be no assurance that our established reseller distribution relationships will continue, as our resellers may cease to operate or otherwise terminate their relationship with us. Any reduction in access to third‑party reseller distributors, particularly those servicing a large percentage of our domain name registration customers, would have a material adverse effect on our ability to market our products and to generate revenue.

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

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .NET, presently charges a $6.79 fee for each .NET registration and ICANN currently charges fees totaling $0.93 for each .NET domain name registered. The fee charged by VeriSign for each .NET registration increased from $6.18 to $6.79 in February 2015 and effective February 2016, the fee charged will increase to $7.46. We have no control over these agencies and cannot predict when they may increase their respective fees. Per the extended registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on July 1, 2011, VeriSign will continue as the exclusive registry for the .NET gTLD through June 30, 2017. The terms of the extension set a maximum price, with certain exceptions, for registry services for each calendar year beginning January 1, 2012, which may not exceed the highest price charged during the preceding year, multiplied by 1.10. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which could result in aggressive price increases on any particularly successful new gTLDs. The increase in these fees with respect to any gTLDs for which we do not act as the registry either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. Our profits may be adversely impacted if we absorb such cost increases or if surcharges deter registration.

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

As a domain name registrar, we regularly become involved in disputes over registration of domain names and we may become involved in similar disputes with our registry services business. Most of these disputes arise as a result of a third party registering a domain name that is identical or similar to another party’s trademark or the name of a living person. These disputes are typically resolved through the Uniform Domain‑Name Dispute‑Resolution Policy (the “UDRP”) or the Uniform Rapid Suspension (the “URS”), ICANN’s administrative processes for domain name dispute resolution, or less frequently through litigation under the Anticybersquatting Consumer Protection Act (“ACPA”) or under general theories of trademark infringement or dilution. Therefore, we may face an increased volume of domain name registration disputes in the future as the overall number of registered domain names increases.

Domain name registrars also face potential tort law liability for their role in wrongful transfers of domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of “domain name hijacking,” including misappropriation by third parties of our network of customer domain names and attempts by third parties to operate websites on these domain names or to extort the customer whose domain name and website were misappropriated. Furthermore, our risk of incurring liability for a security breach on a customer website would increase if the security breach were to occur following our sale to a customer of a Secure Socket Layer certificate that proved ineffective in preventing the security breach. Finally, we are exposed to potential liability as a result of our private domain name registration service, wherein we become the domain name registrant, on a proxy basis, on behalf of our customers. While we have a policy of providing the underlying Whois information and reserve the right to cancel privacy services on domain names giving rise to domain name disputes, including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability in the future, which could increase our costs of doing business.

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

Certain of our acquisitions involve the acquisition of a large portfolio of previously registered domain names. Furthermore, we have separately acquired, and may acquire in the future, additional previously registered domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third‑party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired domain names under the UDRP, URS or actions under the ACPA. The potential violation of third‑party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

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

Some of our systems, products and services, including through third-party service providers – some of which provide cloud-based offerings – store, process and transmit user, customers’, and our own information.  Therefore, the secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems that maintain and transmit customer information, including location or personal information, or those of our service providers, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider, or impacted by intentional or inadvertent actions or inactions by our employees, or those of a third-party service provider.  Cyber-attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years.  While, to date, we have not been the subject of cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future.  As a result, our users’ and customers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without their consent.

In addition, we and our third-party service providers process and maintain our proprietary business information, employee information and data related to our business-to-business customers or suppliers. Our information technology and other systems that maintain and transmit this information, or those of our service providers, may also be compromised by a malicious third-party penetration of our network security or that of a third-party service provider, or impacted by intentional or inadvertent actions or inactions by our employees or those of a third-party service provider. We also purchase equipment from third parties that could contain software defects, Trojan horses, malware, or other means by which third parties could access our network or the information stored or transmitted on such networks or equipment. As a result, our business information, employee information or customer or supplier data may be lost, disclosed, accessed, used, corrupted, destroyed or taken without consent.

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

Any equity capital raising activities would be subject to the restrictions in the Tax Matters Agreement, which requires us and Demand Media to comply with the representations made in the private letter ruling or in materials submitted to the Internal Revenue Service (“IRS”) and our tax counsel in connection with the Separation. Such representations contain restrictions on our ability to take actions that could cause the Separation to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, including entering into any transaction or series of transactions as a result of which any person or group of persons would acquire or have the right to acquire from us or stockholders our stock greater than certain threshold amounts, or issuing our stock in an offering in amounts greater than certain threshold amounts. Certain of these restrictions will apply for the two-year period after the distribution, unless the applicable party obtains a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm that such action will not cause the distribution or certain related transactions to fail to qualify as tax-free transactions for U.S. federal income tax purposes. Notwithstanding receipt of such ruling or opinion, if such action causes the distribution or certain related transactions to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, we could be responsible for taxes arising therefrom. For more information, see the section entitled “Item 1. Business—Agreements with Demand Media” in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2015.

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

Significant portions of our products and services are dependent on technology infrastructure that was developed over multiple years. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. For example, we have suffered a number of server outages at our data center facilities, which resulted from certain failures that triggered data center wide outages and disrupted critical technology and infrastructure service capabilities. These events impacted service to some of our customers. As a result of these data center outages, we have developed initiatives to create automatic backup capacity at an alternate facility for our top revenue generating services to address similar scenarios in the future. However, we cannot guarantee that our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future will be adequate to prevent similar network and service interruption, system failure, damage to one or more of our systems or data loss. Such delays or interruptions in our service may cause our consumers to become dissatisfied with our offerings and could adversely affect our business. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, could adversely affect our business, financial condition and results of operations.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co‑location providers for data servers, storage devices, including cloud-based storage, or our registry DNS services provider for our registry and network access) could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Our systems are also vulnerable to damage or interruption from natural disasters, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. We have experienced a number of computer distributed denial of service attacks which have forced us to shut down certain of our websites, including www.eNom.com, and future denial of service attacks may cause all or portions of our websites to become unavailable. In addition, some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break‑ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service. In addition to dedicated data centers, certain of our products are also cloud-based, and the amount of customer data stored on our servers has increased as our business has grown.  Despite implementing security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks.

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

We are subject to a variety of laws in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations that are particularly relevant to our business address:

•	domain name registration;
•	information security and privacy;
•	pricing, fees and taxes; and
•	intellectual property rights, including secondary liability for infringement by others.

The costs of complying or failing to comply with existing and new laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.  For example, the government of the People’s Republic of China (“PRC”) has indicated that it will issue new regulations that require registry operators to, among other things, obtain a government-issued license in order to provide registry services to registrars located in the PRC.  These new regulations will likely impose additional costs on our provision of registry services in the PRC and could impact the growth or renewal rates of domain name registrations in the PRC.  While we plan to apply for the required licenses under these new regulations, there can be no assurance that we will obtain them in a timely manner or at all.  If we fail to obtain these licenses, we could be restricted or prohibited from providing registry services to registrars located in the PRC. We anticipate that these new regulations will also require registrars in the PRC to obtain a government-issued license to sell domain names directly to registrants.  Any failure by registrars to obtain these licenses could also impact the expansion of our business into PRC.

Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement, patent infringement, privacy violations, cybersquatting and trademark infringement. In the future, claims may also be brought against us based on tort law liability and other theories based on our products and services.

Our business operations in countries outside the U.S. are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the U.S. Department of Commerce. The FCPA is intended to prohibit bribery of foreign officials or parties and requires U.S. public companies to keep books and records that accurately and fairly reflect their transactions. OFAC and the U.S. Department of Commerce administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

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

We currently operate in the U.S. and through foreign subsidiaries in Dublin, Ireland; Ottawa, Canada; George Town, Grand Cayman; and Queensland, Australia and we may continue to expand into additional international markets, including the PRC. Our limited experience operating internationally exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally could have a negative effect on our business, revenue, financial condition and results of operations.

In addition, we expect that a substantial amount of our cash will be generated by our foreign subsidiaries and repatriation of that cash to the U.S. may be inefficient from a tax perspective. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. These restrictions on our investment or repatriation of cash may have a negative effect on our business, revenue, financial condition and results of operations.

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

By separating from Demand Media, we are more susceptible to securities market fluctuations and other adverse events than we would have otherwise encountered as part of Demand Media. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent, publicly-traded company in the timeframe in which we expect to do so, if at all. If we do not realize the anticipated benefits from the Separation for any reason, our business may be adversely affected.

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

Additionally, although Demand Media is contractually obligated to provide us with certain services related to information technology and financial systems pursuant to the Transition Services Agreement until the termination of such agreement in February 2016, we cannot assure you that these services will be performed as efficiently or proficiently as they were prior to the Separation. The Transition Services Agreement also contains provisions that may be more favorable than terms and provisions we might have obtained in arms‑length negotiations with unaffiliated third parties. When Demand Media ceases to provide services pursuant to the Transition Services Agreement, our costs of procuring those services from third parties may increase. In addition, we may not be able to replace these services in a timely manner or enter into appropriate third‑party agreements on terms and conditions, including cost, comparable to those under the Transition Services Agreement. To the extent that we require additional support from Demand Media not addressed in the Transition Services Agreement, we would need to negotiate the terms of receiving such support in future agreements.

We rely on Demand Media to provide certain information to incorporate into our financial statements, and we cannot assure you that such information will be timely or sufficient for our needs.

Our financial results reflect periods during which we were part of Demand Media.  Therefore, we will continue to rely on Demand Media to provide information that will be incorporated into our financial statements.  We do not exercise any control over Demand Media’s accounting staff.  If there is any delay in Demand Media providing us with information that will be incorporated in our financial statements, we may not be able to report our financial results on a timely basis.  If there are any inaccuracies in such information, our reported financial results may also be inaccurate.

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

If the distribution ultimately were to be determined to be taxable, Demand Media would be subject to tax as if it had sold our common stock in a taxable sale for its fair market value, and our initial public stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them.  Under the Tax Matters Agreement, we may be required to indemnify Demand Media against all or a portion of the taxes incurred by Demand Media and us in the event the Separation were to fail to qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”).  Further, even if we are not responsible for tax liabilities of Demand Media and its subsidiaries under the Tax Matters Agreement, we nonetheless could be liable under applicable tax law for such liabilities if Demand Media were to fail to pay them.  The amounts, if we are required to pay any liabilities under the circumstances set forth in the Tax Matters Agreement or pursuant to applicable tax law, may be significant.

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

One of our board members serves as a board member of Demand Media. Neither we nor Demand Media have any ownership interest in the other. Our executive officers and members of our board of directors have fiduciary duties to our stockholders. Likewise, any director who serves in a similar capacity at Demand Media has fiduciary duties to Demand Media’s stockholders. Therefore, the overlapping director may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which he owes fiduciary duties. In addition, certain of our directors and officers and entities related to them continue to own a substantial amount of Demand Media common stock and options to purchase Demand Media stock. The direct interests of our directors and officers and related entities in common stock of Demand Media could create, or appear to create, potential conflicts of interest with respect to matters involving both Demand Media and us that could have different implications for Demand Media than they do for us.

As a result of the foregoing, there may be the potential for a conflict of interest when we or Demand Media consider acquisitions and other corporate opportunities that may be suitable for each of them. In addition, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Demand Media and us regarding the terms of the agreements governing the internal reorganization, the Separation and the ongoing relationship between the companies, including with respect to the indemnification of certain matters. From time to time, we may enter into transactions with Demand Media and/or its subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to us as would be the case where there is no overlapping director or ownership of both companies.

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

As of June 30, 2015, we had $103.0 million of goodwill, representing approximately 29% of our total assets as of such date. In accordance with GAAP, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment.  Significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows may result in us having to take impairment charges against goodwill. If we determine significant impairment of our goodwill, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

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

RIGHTSIDE GROUP, LTD.
Date: August 11, 2015	By	/s/ Taryn J. Naidu
Taryn J. Naidu
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 11, 2015	By:	/s/ Tracy Knox
Tracy Knox
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Tenth Amendment to Agreement between eNom Incorporated and Namecheap, Inc., dated as of May 29, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015 (File No. 001-36262)).

10.2

Amendment No. 2 to Credit Agreement by and among Rightside Group, Ltd. and certain of its subsidiaries and Silicon Valley Bank, dated as of June 24, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2015 (File No. 001-36262)).

10.3

Eleventh Amendment to Agreement between eNom Incorporated and Namecheap, Inc. dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2015) (File No. 001-36262)).

10.4

Amendment No. 2 to Senior Unsecured Promissory Note between Rightside Group, Ltd. and Namecheap, Inc. dated as of July 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2015) (File No. 001-36262).

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