Form 10-Q
period 2015-09-30
RIGHTSIDE GROUP, LTD.
filed 2015-11-10
CIK 1589094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

As of November 4, 2015, there were approximately 18,987,303 shares of the registrant’s common stock outstanding.

RIGHTSIDE GROUP, LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30,  2015

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Rightside Group, Ltd.

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$45,856	$49,743
Accounts receivable	11,687	14,256
Prepaid expenses and other current assets	7,597	6,898
Deferred registration costs	76,699	73,289
Total current assets	141,839	144,186
Deferred registration costs, less current portion	15,638	14,502
Property and equipment, net	11,516	11,527
Intangible assets, net	56,377	37,116
Goodwill	103,042	103,042
Deferred tax assets	12,530	9,483
gTLD deposits	8,415	21,180
Other assets	3,036	3,298
Total assets	$352,393	$344,334

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,184	$7,190
Accrued expenses and other current liabilities	23,594	22,313
Debt	1,500	1,500
Deferred tax liabilities	27,886	27,886
Deferred revenue	100,076	92,683
Total current liabilities	161,240	151,572
Deferred revenue, less current portion	20,564	19,195
Debt, less current portion	23,362	23,605
Other liabilities	1,176	1,117
Total liabilities	206,342	195,489
Stockholders' equity
Preferred stock, $0.0001 par value per share
Authorized shares: 20,000 and 20,000
Shares issued and outstanding: 0 and 0	-	-
Common stock, $0.0001 par value per share
Authorized shares: 100,000 and 100,000
Shares issued and outstanding: 18,974 and 18,661	2	2
Additional paid-in capital	146,116	141,709
(Accumulated deficit) retained earnings	(67)	7,134
Total stockholders' equity	146,051	148,845
Total liabilities and stockholders' equity	$352,393	$344,334

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$54,119	$48,774	$156,821	$140,015
Cost of revenue (excluding depreciation and amortization)	41,583	38,297	120,870	109,507
Sales and marketing	2,591	2,231	7,618	7,167
Technology and development	5,355	4,705	15,737	15,432
General and administrative	5,195	5,224	15,082	16,147
Depreciation and amortization	4,237	3,620	12,317	11,560
Gain on other assets, net	(1,721)	(8,558)	(8,682)	(14,303)
Interest expense	1,225	701	3,695	701
Other expense (income), net	4	65	2	(1,232)
(Loss) income before income tax	(4,350)	2,489	(9,818)	(4,964)
Income tax benefit	(946)	(1,608)	(2,617)	(1,650)
Net (loss) income	$(3,404)	$4,097	$(7,201)	$(3,314)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.18)	$0.22	$(0.38)	$(0.18)
Diluted	(0.18)	0.22	(0.38)	(0.18)

Weighted average number of shares outstanding:
Basic	18,916	18,444	18,809	18,424
Diluted	18,916	18,488	18,809	18,424

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net (loss) income	$(3,404)	$4,097	$(7,201)	$(3,314)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	-	-	(906)
Tax effect	-	-	-	329
Other comprehensive loss, net of tax	-	-	-	(577)
Comprehensive (loss) income	$(3,404)	$4,097	$(7,201)	$(3,891)

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(7,201)	$(3,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,317	11,560
Amortization of discount and issuance costs on debt	1,405	241
Deferred income taxes	(2,617)	(1,670)
Stock-based compensation expense	4,643	4,427
Gain on gTLD application withdrawals, net	(8,682)	(14,303)
Gain on sale of marketable securities	-	(1,362)
Other	(193)	(342)
Change in operating assets and liabilities:
Accounts receivable	(441)	(317)
Prepaid expenses and other current assets	(2,199)	(1,176)
Deferred registration costs	(4,546)	(9,013)
Other long-term assets	(484)	(2,155)
Accounts payable	994	(715)
Accrued expenses and other liabilities	1,144	4,010
Deferred revenue	8,762	13,702
Net cash provided by (used in) operating activities	2,902	(427)
Cash flows from investing activities
Purchases of property and equipment	(4,159)	(2,525)
Purchases of intangible assets	(1,256)	(1,609)
Payments and deposits for gTLD applications	(10,273)	(20,048)
Proceeds from gTLD withdrawals	9,031	10,339
Proceeds from repayment of note receivable	1,500	-
Change in restricted cash	-	(345)
Proceeds from sale of marketable securities	-	1,362
Other	270	341
Net cash used in investing activities	(4,887)	(12,485)
Cash flows from financing activities
Principal payments on capital lease obligations	-	(101)
Proceeds from debt	-	30,000
Principal payments on debt	(1,125)	-
Proceeds from stock option exercises	46	44
Minimum tax withholding on restricted stock awards	(823)	-
Issuance costs related to debt financings	-	(2,725)
Payment for acquisition holdback	-	(1,042)
Net decrease in parent company investment	-	(29,210)
Net cash used in financing activities	(1,902)	(3,034)
Change in cash and cash equivalents	(3,887)	(15,946)
Cash and cash equivalents, beginning of period	49,743	66,833
Cash and cash equivalents, end of period	$45,856	$50,887

Supplemental disclosure of cash flows:
Cash paid for interest	$2,361	$432
Cash paid for income taxes	61	16
Warrants issued in connection with debt	-	4,441

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Notes to Financial Statements (Unaudited)

1.  Company Background, Separation from Demand Media and Basis of Presentation

Rightside Group, Ltd. (together with its subsidiaries, “Rightside,” the “Company,” “our,” “we,” or “us”) provides domain name registration and related value‑added service subscriptions to third parties. We are also an accredited registry for new generic Top Level Domains (“gTLDs”) made available by the expansion (the “New gTLD Program”) of new gTLDs by the Internet Corporation for Assigned Names and Numbers (“ICANN”).

Separation from Demand Media

On August 1, 2014, Demand Media, Inc. (“Demand Media”) separated into two independent, publicly-traded companies: Rightside, a domain name services company, and Demand Media, a digital media company (the “Separation”). The Separation was consummated through a tax-free distribution of all the outstanding shares of our common stock on a pro rata basis to Demand Media stockholders. After the Separation, holders of Demand Media common stock on the record date received one share of Rightside common stock for every five shares of Demand Media common stock. Rightside became an independent, publicly-traded company on the NASDAQ Global Select Market using the symbol: “NAME.”

We were incorporated on July 11, 2013, as a wholly-owned subsidiary of Demand Media. Prior to the Separation, the authorized shares of our capital stock were increased from 1,000 shares to 120.0 million shares, divided into the following classes: 100.0 million shares of common stock, par value $0.0001 per share, and 20.0 million shares of preferred stock, par value $0.0001 per share. The 1,000 shares of Rightside common stock, par value $0.0001 per share, that were previously issued and outstanding were automatically reclassified as and became 18.4 million shares of common stock, par value $0.0001 per share. After the Separation, we have one class of common stock issued and outstanding, and no preferred stock outstanding.

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

Interim Financial Statements

We have prepared the unaudited interim financial statements on the same basis as the audited financial statements and have included all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position, results of operations, and cash flows. The results for the three and nine months ended September 30, 2015 and 2014, are not necessarily indicative of the results expected for the full year.

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

Recent Accounting Guidance Not Yet Adopted

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The new standard clarifies the SEC staff’s position on debt issuance costs in connection with line of credit arrangements from ASU 2015-03. The SEC staff would not object to presenting debt issuance costs as an asset if they are incurred before a debt liability is recognized or if they are associated with revolving debt arrangements. The update is effective for fiscal years beginning after December 15, 2015, and requires retrospective application. Early adoption is permitted for financial statements that have not been previously issued. As of September 30, 2015, and December 31, 2014, we had $0.4 million and $0.5 million of debt issuance costs that will remain classified as an Other Asset on our balance sheets when we adopt the new standard on January 1, 2016.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and requires retrospective application. Early adoption is permitted for financial statements that have not been previously issued. As of September 30, 2015, and December 31, 2014, we had $1.7 million and $2.1 million of debt issuance costs that are currently classified as an Other Asset on our balance sheets. Under this new standard we would recognize these costs as a reduction of Debt when we adopt the new standard on January 1, 2016.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” The new standard provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which changed the effective date of ASU 2014-09 to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after the original effective date of December 15, 2016. We are assessing the provisions of the new standard and have not determined the impact of the adoption of this standard on our financial statements.

Reclassifications and Revisions

Certain amounts previously presented for prior periods have been reclassified to conform to current presentation as described further below.

We reclassified $1.0 million of current deferred revenue to accrued expenses and other current liabilities on our balance sheet as of December 31, 2014. This balance was settled in March 2015.

As we discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, subsequent to the filing of our Form 10-Q for the three months ended September 30, 2014, we determined that certain transactions were misclassified in the Statements of Cash Flows for the nine months ended September 30, 2014. The misclassifications primarily related to the repayment of an acquisition holdback liability for our 2012 Name.com acquisition and the timing of cash received related to gains on gTLD auctions. For the nine months ended September 30, 2014, these classification errors resulted in an overstatement of cash outflows from operations by a total of $1.5 million; an overstatement of cash outflows from investing activities of $0.5 million; and an understatement of cash outflows from financing of $2.0 million. We assessed the materiality of the error on our previously issued quarterly financial statements in accordance with SAB No. 99, “Materiality,” and concluded that the error was not material to the financial statements taken as a whole. We revised our Statement of Cash Flows for the nine months ended September 30, 2014, to correct this error.

3.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Owned website names	$14,939	$(11,289)	$3,650	$16,581	$(11,402)	$5,179
Customer relationships	20,842	(19,197)	1,645	20,842	(18,258)	2,584
Technology	7,954	(7,929)	25	7,954	(7,915)	39
Non-compete agreements	207	(112)	95	207	(81)	126
Trade names	5,465	(2,389)	3,076	5,477	(2,151)	3,326
gTLDs	51,988	(4,102)	47,886	26,909	(1,047)	25,862
Total	$101,395	$(45,018)	$56,377	$77,970	$(40,854)	$37,116

Amortization expense by classification is shown below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$2,113	$1,498	$6,034	$4,221
Sales and marketing	293	323	939	924
Technology and development	4	5	14	14
General and administrative	89	105	269	371
Total amortization	$2,499	$1,931	$7,256	$5,530

Estimated future amortization expense related to  intangible assets held as of September 30, 2015 (in thousands):

Years Ending December 31,	Amount
2015 (October 1, 2015, to December 31, 2015)	$2,431
2016	8,091
2017	6,461
2018	6,343
2019	6,037
Thereafter	27,014
Total	$56,377

4.  gTLD Deposits

gTLD deposits consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
gTLD deposits	$8,415	$21,180

We paid $10.3 million during the nine months ended September 30, 2015, and $32.0 million during the year ended December 31, 2014, for certain gTLD applications under the New gTLD Program. Payments for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. These deposits would be applied to the purchase of the gTLD if we are awarded the gTLD operator rights or these deposits may be returned to us if we withdraw our interest in the gTLD application. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable.

We transferred $25.1 million during the nine months ended September 30, 2015, and $26.5 million during the year ended December 31, 2014, to intangible assets for certain gTLD applications for which we were awarded the gTLD operator rights. When we are awarded the operator rights, the gTLD becomes available for its intended use, and we reclassify the application fees and acquisition-related costs as finite lived intangible assets.

The withdrawal of our interest in certain gTLD applications resulted in a net gain of $1.7 million and $8.6 million for the three months ended September 30, 2015 and 2014. The withdrawal of our interest in certain gTLD applications resulted in a net gain of $8.7 million and $14.3 million for the nine months ended September 30, 2015 and 2014. We recorded these gains and losses in gain on other assets, net, on the statements of operations.

5.  Other Balance Sheet Items

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accounts receivable—trade	$6,575	$7,101
gTLD deposit receivable	547	3,557
Receivables from registries	4,565	3,598
Accounts receivable	$11,687	$14,256

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Prepaid expenses	$3,326	$2,799
Prepaid registry fees	3,261	1,599
Note receivable	1,010	2,500
Prepaid expenses and other current assets	$7,597	$6,898

In October 2014, we entered into an agreement with Namecheap, Inc. (“Namecheap”), whereby Namecheap issued a Senior Unsecured Promissory Note (“Note receivable”) to us for $2.5 million. As of December 31, 2014, the outstanding balance on the Note receivable was $2.5 million. During the nine months ended September 30, 2015, Namecheap made two principal payments totaling $1.5 million, reducing the outstanding balance of the Note receivable to $1.0 million. Effective August 1, 2015, we and Namecheap entered into Amendment No. 3 of Senior Unsecured Promissory Note, which extends the maturity date of the Note receivable dated October 17, 2014, as amended, from July 31, 2015, to December 31, 2015.

6. Debt

Silicon Valley Bank Credit Facility

In June 2015, we amended our Credit Agreement (“Amendment”) with Silicon Valley Bank. The Amendment revises the terms of our existing Credit Agreement (“SVB Credit Facility”). The Amendment, among other changes, amends the consolidated fixed charge coverage ratio in the SVB Credit Facility, to require that we maintain a consolidated fixed charge coverage ratio on a scale depending on the available revolving commitment under the SVB Credit Facility plus unrestricted cash. As of September 30, 2015, we were in compliance with the covenants under the SVB Credit Facility.

7.  Income Taxes

Our effective tax rate differs from the statutory rate primarily as a result of state taxes, non-deductible stock option expenses and international operations. The effective tax rate was 21.7% and (64.6)%  for the three months ended September 30, 2015 and 2014, and was 26.6% and 33.2%  for the nine months ended September 30, 2015 and 2014.

We recorded an income tax benefit of $0.9 million during the three months ended September 30, 2015, compared to an income tax benefit of $1.6 million during the same period in 2014. The decreased benefit was primarily due to an increase in non-deductible stock warrant amortization and an increase in our state effective tax rate.

We recorded an income tax benefit of $2.6 million during the nine months ended September 30, 2015, compared to an income tax benefit of $1.6 million during the same period in 2014. The increased benefit was primarily due to a one-time tax expense in 2014 upon the reversal of deferred tax assets as a result of cancelled stock options.

We currently have a net deferred tax liability, and it appears more likely than not that our deferred tax assets will be realized. However, if future results differ from current projections, a valuation allowance may be required to reduce the deferred tax assets. We will continue to assess the need for a valuation allowance in the future.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the three and nine months ended September 30, 2015 or 2014, and we do not expect our uncertain tax position to change materially during the next 12 months. We file a U.S. federal tax return and many state tax returns as well as tax returns in multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the Internal Revenue Service and various state authorities.

8.  Business Segments

We operate in one operating segment. Our chief operating decision maker (“CODM”) manages our operations on a global basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for our Registrar services, Registry services, and Aftermarket and other services. All other financial information is reviewed by the CODM on a global basis. Our operations are located in the United States, Ireland, Canada, Australia and Cayman Islands.

Revenue derived from our Registrar services, Registry services, and Aftermarket and other offerings are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Registrar services	$43,953	$40,907	$129,233	$117,847
Registry services	2,382	562	5,912	820
Aftermarket and other	8,547	7,442	23,423	21,583
Eliminations	(763)	(137)	(1,747)	(235)
Total revenue	$54,119	$48,774	$156,821	$140,015

Beginning January 1, 2015, we started presenting our Registrar services and Registry services revenue separately. These amounts were previously presented on a combined basis as Domain Name Services revenue. Amounts in the prior periods have been updated to reflect this presentation. The amounts in the Eliminations line reflect the elimination of intercompany transactions between our registry and registrar services businesses.

Revenue by geographic location is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$39,522	$35,047	$113,962	$99,000
International	14,597	13,727	42,859	41,015
Total	$54,119	$48,774	$156,821	$140,015

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

Prior to the Separation, we recorded the following costs incurred and allocated by Demand Media in our statements of operations as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Cost of revenue	$32	$215
Sales and marketing	75	1,452
Technology and development	824	6,684
General and administration	1,658	10,768
Depreciation and amortization	328	2,391
Total allocated expenses	$2,917	$21,510

The table above includes allocated stock‑based compensation of $0.1 million and $0.8 million for the three and nine months ended September 30, 2014, for the employees of Demand Media whose cost of services was partially allocated to us.

10.  Fair Value of Financial Instruments

Our financial assets and liabilities are measured at fair value. We estimated the fair value of our term loan credit facility with Tennenbaum Capital Partners LLC (the “Tennenbaum Credit Facility”) using a discounted cash flow model with Level 3 inputs. Under this approach, we estimated the fair value to approximate its carrying value of $24.9 million as of September 30, 2015, and $25.1 million as of December 31, 2014.

11. (Loss) Earnings Per Share

Basic and diluted (loss) earnings per share were calculated using the following (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net (loss) income	$(3,404)	$4,097	$(7,201)	$(3,314)
Weighted average number of shares outstanding:
Basic	18,916	18,444	18,809	18,424
Dilutive effect of stock-based equity awards	-	44	-	-
Diluted	18,916	18,488	18,809	18,424
Net (loss) income per share attributable to common stockholders:
Basic	$(0.18)	$0.22	$(0.38)	$(0.18)
Diluted	(0.18)	0.22	(0.38)	(0.18)

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

For the three months ended September 30, 2015, we excluded 14,800 shares of restricted stock units and stock options from the calculation of diluted weighted average shares outstanding as their inclusion would have been antidilutive. For the three months ended September 30, 2014, there were no antidilutive shares of restricted stock units and stock options. For the nine months ended September 30, 2015 and 2014, we excluded 26,100 and 44,300 shares of restricted stock units and stock options from the calculation of diluted weighted average shares outstanding as their inclusion would have been antidilutive. The $15.05 exercise price per share on the stock warrants related to the Tennenbaum Credit Facility did not have a dilutive effect for any period presented.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, are forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. These forward-looking statements include, but are not limited to:

•	our future operating results, including our expectations regarding total revenue, operating margins and net loss;
•	trends in sales, marketing and product development expenses as a percentage of our revenue;

•	our ability to attract new wholesale and retail customers and to retain existing customers;

•	the implementation of our business model and strategic plans for our business;

•	our expectations regarding the level of consumer demand for new generic Top Level Domains (“gTLDs”) and our ability to capitalize on this demand;

•	legal, regulatory, accounting and tax developments, including additional requirements imposed by changes in federal, state or foreign laws and regulations;
•	our strategic relationships, including with Demand Media, Inc. (“Demand Media”) and the Internet Corporation for Assigned Names and Numbers (“ICANN”);

•	our ability to enter into agreements on favorable terms with commercial partners, including with registry operators, service providers and distributors; and
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure.

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

Prior to our separation from Demand Media on August 1, 2014, we were a wholly-owned subsidiary of Demand Media and did not have any material assets or liabilities, nor did we engage in any business or other activities. The following discussion describes our financial condition and results of operations as though we were a separate company as of the dates and for the periods presented, and includes the businesses, assets, and liabilities of Rightside following the separation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed combined financial statements and related notes included elsewhere in this report. Throughout this discussion and analysis, where we provide discussion of the three and nine months ended September 30, 2015, compared to the same periods in 2014, we refer to the prior periods as “2014.”

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

We are one of the world’s largest registrars, offering domain name registration and other related services to resellers and directly to domain name registrants. Through our eNom brand, we provide infrastructure services that enable a network of 28,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands, including Name.com, we directly offer domain name registration services to more than 300,000 customers. As of September 30, 2015, we had over 16 million domain names under management. In addition to domain name registration and related services, we have developed proprietary tools and services that identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of domain names as well as for our customers’ domain names.

We are a leading domain name registry with a portfolio of 39 gTLDs acquired from ICANN’s expansion of gTLDs (the “New gTLD Program”). We began releasing our gTLDs into general availability in the marketplace beginning May 2014 and to date, we have launched 38 of our gTLDs into the market, including .NEWS, .STUDIO and .LIVE. By establishing our registry services business, we have built a distribution network of over 100 ICANN accredited registrars, including GoDaddy, eNom and Name.com, that offer our gTLD domain names to businesses and consumers. In addition to operating our own gTLD registries, we provide technical back‑end infrastructure services for new gTLD operator rights acquired by Donuts Inc. (“Donuts”), a third‑party new gTLD applicant (collectively with the New gTLD Program, our “gTLD Initiative”).

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

For the three months ended September 30, 2015, we had revenue of $54.1 million, net loss of $3.4 million and adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) of $0.9 million; compared to revenue of $48.8 million, net income of $4.1 million and Adjusted EBITDA of $(0.6) million for the same period in 2014.

For the nine months ended September 30, 2015, we had revenue of $156.8 million, net loss of $7.2 million and Adjusted EBITDA of $2.2 million; compared to revenue of $140.0 million, net loss of $3.3 million and Adjusted EBITDA of $(3.6) million for the same period in 2014.

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

Opportunities, Challenges and Risks

The majority of our revenue is derived from domain name registrations and related value‑added service subscriptions from our wholesale and retail customers of our registrar platform. Growth in our revenue is dependent upon our ability to attract wholesale and retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value‑added service renewal rates and to grow those relationships through competitive pricing on domain name registrations, differentiated value‑added services, customer service offerings, and best‑in‑class reseller integration tools. Over the past few years our revenue growth has been driven by the addition of reseller customers with large volumes of domain names as well as the acquisition of Name.com, a leading retail registrar. Certain of these large customers account for a significant portion of our revenue, and from time to time, we enter into multi‑year agreements with those customers. For example, our top three customers account for 30% and 28% of our revenue for the three and nine months ended September 30, 2015, and 24% for each of the three and nine months ended September 30, 2014. We also generate advertising revenue through our monetization platform for websites or domain names that we or our customers own. The revenue associated with these websites has recently experienced flat to declining trends due to lower traffic and advertising yields in the marketplace, which we expect to continue.

We began generating cash sales as the exclusive registry operator for our portfolio of new gTLDs in the first quarter of 2014. We have had steady growth in our registry revenue over the past 12 months. For the three and nine months ended September 30, 2015, our revenue from our registry services was $2.4 million and $5.9 million, compared to $0.6 million and $0.8 million for the same periods in 2014.

For the nine months ended September 30, 2015 and 2014, we made payments and deposits of $10.3 million and $20.1 million for gTLD applications under the New gTLD Program. These payments represent amounts paid directly to ICANN and third parties in the pursuit of certain exclusive gTLD operator rights. We capitalize payments made for gTLD applications and other acquisition related costs, and include them in other long‑term assets and intangible assets. As part of the New gTLD Program, we have received partial cash refunds for certain gTLD applications and to the extent we elect to sell or dispose of certain gTLD applications throughout the process, we will continue to incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, gTLD application fees and other acquisition-related costs are reclassified as finite‑lived intangible assets and amortized on a straight‑line basis over their estimated useful life. We expense as incurred other costs incurred as part of this gTLD initiative and not directly attributable to the acquisition of gTLD operator rights.

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

The following table sets forth performance highlights of key business metrics for our registrar services for the periods presented (in millions, except for per domain and percentage data):

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
End of period registrar services domains	16.3	15.8	3.2%	16.3	15.8	3.2%
Average revenue per domain	$10.81	$10.46	3.3%	$10.69	$10.28	4.0%
Renewal rate	74.7%	72.5%		75.4%	73.0%

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

We began recognizing revenue from our gTLD Initiative in the fourth quarter of 2013 and began generating cash sales from the portfolio of new gTLDs we exclusively operate in the first quarter of 2014. The amount as well as the timing of revenue is uncertain and is dependent upon the demand and level of user adoption of new gTLDs, the timing and number of our back‑end registry customers’ launches of gTLDs and the continued progress of the New gTLD Program. To the extent that our registry offers performance incentive rebates or certain other business incentives to our partners, those incentives are recognized as a reduction to revenue.

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

Technology and Development

Technology and development consists primarily of costs associated with creation, development and distribution of our products and websites. These expenses primarily consist of personnel-related costs (including stock-based compensation expense) associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in future headcount and global infrastructure footprint. We anticipate that our technology and development expenses will increase, but remain relatively flat as a percentage of revenue as we continue to hire more technology and development personnel and further develop our products and offerings to support the growth of our business, including our gTLD Initiative.

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

Amortization expense consists of charges relating to the amortization of capitalized identifiable intangible assets from the acquisition of domain names, including initial registration costs, as well as costs to acquire gTLDs, and intangible assets acquired in connection with business combinations. We amortize these costs on a straight‑line basis over the related expected useful lives of these assets. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We capitalize gTLD assets once they become available for their intended use and amortize them on a straight‑line basis over the remaining contractual period of the registry operator agreement, which is approximately 10 years. We expect the amortization of intangible assets to remain relatively flat in the near term.

(Gain) Loss on Other Assets, Net

(Gain) loss on other assets, net consists of gains and losses on withdrawals or settlement of costs related to our interest in certain gTLD applications. We expect our gains and losses will vary depending upon potential gains or losses resulting from our resolution of gTLD applications for which there were multiple bidders.

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

Basis of Presentation

Please refer to Note 1—Company Background, Separation from Demand Media and Basis of Presentation within the accompanying unaudited interim financial statements for information on our basis of presentation.

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

During the three and nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates. Please refer to the critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 23, 2015.

New Accounting Standards

Please refer to Note 2—Summary of Significant Accounting Policies and New Accounting Guidance within the accompanying unaudited interim financial statements for information on our recently adopted accounting guidance and recent accounting guidance not yet adopted.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands). The period‑to‑period comparison of financial results is not necessarily indicative of future results.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$54,119	$48,774	$156,821	$140,015
Cost of revenue (excluding depreciation and amortization)	41,583	38,297	120,870	109,507
Sales and marketing	2,591	2,231	7,618	7,167
Technology and development	5,355	4,705	15,737	15,432
General and administrative	5,195	5,224	15,082	16,147
Depreciation and amortization	4,237	3,620	12,317	11,560
Gain on other assets, net	(1,721)	(8,558)	(8,682)	(14,303)
Interest expense	1,225	701	3,695	701
Other expense (income), net	4	65	2	(1,232)
(Loss) income before income tax	(4,350)	2,489	(9,818)	(4,964)
Income tax benefit	(946)	(1,608)	(2,617)	(1,650)
Net (loss) income	$(3,404)	$4,097	$(7,201)	$(3,314)

The following table presents our stock‑based compensation expense included in the above line items (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$108	$89	$360	$272
Sales and marketing	227	150	628	992
Technology and development	235	202	788	781
General and administrative	936	715	2,867	2,381
Total stock-based compensation expense	$1,506	$1,156	$4,643	$4,426

The following table presents our depreciation and amortization by expense classification (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$2,113	$1,498	$6,034	$4,221
Sales and marketing	296	331	949	967
Technology and development	1,263	1,269	3,700	4,559
General and administrative	565	522	1,634	1,813
Total depreciation and amortization	$4,237	$3,620	$12,317	$11,560

Revenue

Revenue by service line was as follows (in thousands, except percentage data):

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	Change %	2015	2014	Change %
Registrar services	$43,953	$40,907	7%	$129,233	$117,847	10%
Registry services	2,382	562	324	5,912	820	621
Aftermarket and other	8,547	7,442	15	23,423	21,583	9
Eliminations	(763)	(137)	457	(1,747)	(235)	643
Total revenue	$54,119	$48,774	11%	$156,821	$140,015	12%

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

Registrar Services

Registrar services revenue for the three months ended September 30, 2015, increased by $3.1 million, or 7%, to $44.0 million compared to $40.9 million in 2014. The increase was primarily due to organic growth in our retail and wholesale channel. This was driven by an increase of $1.7 million in revenue generated from registrations of new gTLD domain names and an increase of $1.4 million in revenue from legacy gTLD domain names.

Registrar services revenue for the nine months ended September 30, 2015, increased by $11.4 million, or 10%, to $129.2 million compared to $117.8 million in 2014. The increase was primarily due to organic growth in our retail and wholesale channels,  driven by an increase of $5.8 million in revenue generated from registrations of new gTLD domain names and an increase of $5.6 million from legacy gTLD domain names.

Registry Services

Registry services revenue for the three months ended September 30, 2015, increased by $1.8 million to $2.4 million from $0.6 million in 2014. Registry services revenue for the nine months ended September 30, 2015, increased by $5.1 million to $5.9 million from $0.8 million in 2014. The growth was primarily driven by new gTLD registrations which have an average selling price of approximately three times that of legacy TLDs. Sales from the portfolio of new gTLDs we exclusively operate started in the first quarter of 2014. As of September 30, 2015, our registry services end of period domains increased to 352,000 from 82,000 in 2014.

Aftermarket and Other

Aftermarket and other revenue for the three months ended September 30, 2015, increased by $1.1 million, or 15%, to $8.5 million compared to $7.4 million in 2014. The increase is primarily due to an increase in our domain name monetization revenue of $1.2 million, partially offset by a decrease in our domain sales revenue of $0.1 million.

Aftermarket and other revenue for the nine months ended September 30, 2015, increased by $1.8 million, or 9%, to $23.4 million compared to $21.6 million in 2014. The increase is primarily due to an increase in our domain name monetization revenue of $2.8 million, partially offset by a decrease in our domain sales revenue of $1.0 million.

Cost and Expenses

Costs and expenses were as follows (in thousands, except percentage data):

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	Change %	2015	2014	Change %
Cost of revenue (excluding depreciation and amortization)	$41,583	$38,297	9%	$120,870	$109,507	10%
Sales and marketing	2,591	2,231	16	7,618	7,167	6
Technology and development	5,355	4,705	14	15,737	15,432	2
General and administrative	5,195	5,224	(1)	15,082	16,147	(7)
Depreciation and amortization	4,237	3,620	17	12,317	11,560	7
Gain on other assets, net	(1,721)	(8,558)	(80)	(8,682)	(14,303)	(39)
Interest expense	1,225	701	75	3,695	701	427
Other expense (income), net	4	65	(94)	2	(1,232)	(100)
Income tax benefit	(946)	(1,608)	(41)	(2,617)	(1,650)	59

Cost of Revenue

Cost of revenue for the three months ended September 30, 2015, increased by $3.3 million, or 9%, to $41.6 million compared to $38.3 million in 2014. The increase was primarily due to $1.7 million in domain name registration fees associated with our growth in registered domain names and related revenue and $1.5 million in revenue sharing costs paid to our domain name monetization customers.

Cost of revenue for the nine months ended September 30, 2015, increased by $11.4 million, or 10%, to $120.9 million compared to $109.5 million in 2014. The increase was primarily due to $7.6 million in domain name registration fees associated with our growth in registered domain names and related revenue and $3.7 million in revenue sharing costs paid to our domain name monetization customers.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2015, increased by $0.4 million, or 16%, to $2.6 million compared to $2.2 million in 2014. The increase was primarily due to $0.2 million in advertising and marketing costs for new marketing campaigns, $0.2 million in commission expense and $0.1 million in stock-based compensation expense.

Sales and marketing expenses for the nine months ended September 30, 2015, increased by $0.4 million, or 6%, to $7.6 million compared to $7.2 million in 2014. The increase was primarily due to $0.9 million of advertising and marketing costs for new marketing campaigns and $0.1 million in commission expense. These increases were partially offset by a decrease of $0.4 million in stock-based compensation expense and $0.2 million in personnel costs due to the elimination of allocated costs from Demand Media.

Technology and Development

Technology and development expenses for the three months ended September 30, 2015, increased by $0.7 million, or 14%, to $5.4 million compared to $4.7 million in 2014. The increase was primarily due to $0.4 million of infrastructure and technology costs to support our service platforms and our operations as a standalone company, and an increase of $0.3 million in personnel-related costs.

Technology and development expenses for the nine months ended September 30, 2015, increased by $0.3 million, or 2%, to $15.7 million compared to $15.4 million in 2014. The increase was primarily due to $0.9 million of infrastructure and technology costs to support our service platforms and our operations as a standalone company, partially offset by a decrease of $0.6 million in personnel-related costs due to the elimination of allocated costs from Demand Media and organizational alignment costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2015 and 2014, was $5.2 million for both periods. An increase of $0.2 million in stock-based compensation expense and $0.2 million in consulting expense was offset by a decrease of $0.4 million for professional services and infrastructure costs.

General and administrative expenses for the nine months ended September 30, 2015,  decreased $1.0 million, or 7%, to $15.1 million, compared to $16.1 million in 2014.  The decrease was primarily due to $1.1 million reduction in personnel-related costs due to the elimination of allocated costs from Demand Media and $1.1 million reduction for professional services and infrastructure costs. These decreases were partially offset by an increase of $0.7 million for facilities, insurance, taxes and public company costs and $0.5 million for stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2015, increased by $0.6 million, or 17%, to $4.2 million compared to $3.6 million in 2014. Depreciation and amortization expense for the nine months ended September 30, 2015, increased by $0.7 million, or 7%, to $12.3 million compared to $11.6 million in 2014. This was primarily driven by an increase in amortization expense due to an increase in intangible assets as we add new gTLDs to our portfolio.

Gain on Other Assets, Net

Gain on other assets, net for the three months ended September 30, 2015, decreased by $6.9 million, to $1.7 million compared to $8.6 million in 2014. During the three months ended September 30, 2015, we had fewer withdrawals of our interest in certain gTLD applications resulting in the net gain recognized.

Gain on other assets, net for the nine months ended September 30, 2015, decreased by $5.6 million, to $8.7 million compared to $14.3 million in 2014. The decrease was primarily due to fewer withdrawals of our interest in certain gTLD applications.

Interest Expense

Interest expense for the three months ended September 30, 2015, increased by $0.5 million to $1.2 million compared to $0.7 million in 2014. Interest expense for the nine months ended September 30, 2015, increased by $3.0 million to $3.7 million compared to $0.7 million in 2014. The increases  were due to interest expense on our credit facilities that were entered into during the three months ended September 30, 2014.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2014, included $1.4 million of gain on the sale of marketable securities. There was minimal activity for the other periods presented.

Income Tax Benefit

The effective tax rate was 21.7% and (64.6)% for the three months ended September 30, 2015 and 2014, and was 26.6% and 33.2% for the nine months ended September 30, 2015 and 2014. Our effective tax rate differs from the statutory rate primarily as a result of state taxes, non-deductible stock option expenses and international operations. Income tax benefit for the three months ended September 30, 2015 and 2014, was $0.9 million and $1.6 million, and was $2.6 million and $1.6 million for the nine months ended September 30, 2015 and 2014. The increase in tax benefit was primarily due to decreased expired stock options during the current period.

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

The following is a reconciliation of net (loss) income to Adjusted EBITDA (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net (loss) income	$(3,404)	$4,097	$(7,201)	$(3,314)
Add (deduct):
Income tax benefit	(946)	(1,608)	(2,617)	(1,650)
Gain on sale of marketable securities	-	-	-	(1,362)
Gain on other assets, net	(1,721)	(8,558)	(8,682)	(14,303)
Interest expense	1,225	701	3,695	701
Depreciation and amortization	4,237	3,620	12,317	11,560
Stock-based compensation expense	1,506	1,156	4,643	4,426
Acquisition and realignment costs	-	-	89	294
Adjusted EBITDA	$897	$(592)	$2,244	$(3,648)

Adjusted EBITDA for the three months ended September 30, 2015, increased $1.5 million, to positive $0.9 million, compared to negative  $(0.6) million in 2014. The increase was primarily due to an increase in revenue of $5.3 million, offset by an increase in cost of revenue of $3.3 million, $0.3 million in personnel-related costs from increased headcount as our business grows and $0.3 million for other operating expenses. The increase in cost of revenue consists primarily of direct costs we incur with selling an incremental product to our customers.

Adjusted EBITDA for the nine months ended September 30, 2015, increased $5.9 million, to positive $2.2 million, compared to negative  $(3.6) million in 2014. The increase was primarily due to an increase in revenue of $16.8 million, and a decrease of $1.4 million in personnel-related costs from the elimination of allocated costs from Demand Media, offset by an increase in cost of revenue of $11.4 million and $1.0 million for other operating expenses. The increase in cost of revenue consists primarily of direct costs we incur with selling an incremental product to our customers.

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

As of September 30, 2015, our principal sources of liquidity were our cash and cash equivalents in the amount of $45.9 million. In June 2015, we amended our Credit Agreement (“Amendment”) with Silicon Valley Bank. The Amendment revises the terms of our existing Credit Agreement (“SVB Credit Facility”). The Amendment, among other changes, amends the consolidated fixed charge coverage ratio in the SVB Credit Facility, to require that we maintain a consolidated fixed charge coverage ratio on a scale depending on the available revolving commitment under the SVB Credit Facility plus unrestricted cash. Under the current agreement, as of September 30, 2015, we had approximately $19 million of borrowing capacity available from the SVB Credit Facility. Additionally, as  of September 30, 2015, we were in compliance with the covenants under the SVB Credit Facility.

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

Historical Cash Flow Trends

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Nine months ended
	September 30,
	2015	2014
Net cash provided by (used in) operating activities	$2,902	$(427)
Net cash used in investing activities	(4,887)	(12,485)
Net cash used in financing activities	(1,902)	(3,034)

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $2.9 million and $(0.4) million for the nine months ended September 30, 2015 and 2014. The activity that comprised our net cash provided by operating activities is described below.

Our net loss for the nine months ended September 30, 2015, was $7.2 million, which included a gain on the withdrawal of gTLD applications of $8.7 million and non-cash charges of $15.6 million such as depreciation and amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital resulted in a $3.2 million increase in cash.

Our net loss for the nine months ended September 30, 2014, was $3.3 million, which included a gain on the withdrawal of gTLD applications of $14.3 million, gain on the sale of marketable securities of $1.4 million, and non-cash charges of $14.2 million such as depreciation and amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital generated $4.4 million of cash.

Cash Flows from Investing Activities

Net cash used in investing activities of $4.9 million for the nine months ended September 30, 2015, primarily includes uses of $10.3 million for payments and deposits for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights, offset by proceeds of $9.0 million from gTLD application withdrawals. In addition, we purchased $4.2 million of property and equipment and $1.2 million of intangible assets, and we received $1.5 million from the repayment of a note receivable.

Net cash used in investing activities of $12.5 million for the nine months ended September 30, 2014, primarily includes uses of $20.1 million for payments and deposits for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights, offset by proceeds of $10.3 million from gTLD application withdrawals. In addition, we purchased $2.5 million of property and equipment and $1.6 million of intangible assets, and we received $1.4 million from the sale of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities of $1.9 million for the nine months ended September 30, 2015, primarily includes $1.1 million in principal payments on debt and $0.8 million minimum tax withholding on restricted stock awards.

Net cash used in financing activities of $3.0 million for the nine months ended September 30, 2014, primarily includes $29.2 million cash outflow in parent company investment by Demand Media, $2.7 million for issuance costs related to debt financing, $1.0 million for payment of an acquisition holdback and $0.1 million principal payment on capital lease obligations. These outflows were partially offset by $30.0 million in proceeds from the issuance of debt.

Off‑Balance Sheet Arrangements

As of September 30, 2015, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity or capital resources.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the term loan drawn on our term loan credit facility with Tennenbaum Capital Partners LLC (the “Tennenbaum Credit Facility”), which accrues interest at variable rates. As of September 30, 2015, our borrowings under the Tennenbaum Credit Facility had an effective interest rate of 14.8%. Assuming the Tennenbaum Credit Facility is fully drawn and holding other variables constant, a 1% increase in interest rates, occurring October 1, 2015, and sustained would result in an increase in our annual interest expense and a decrease in our cash flows and income before taxes of approximately $0.3 million per year.

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

Concentrations of Credit Risk

As of September 30, 2015, our cash and cash equivalents were maintained primarily with one major U.S. financial institution and one foreign bank. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A large portion of our gTLD sales are made through third‑party channels, including resellers currently on our platform and third‑party registrars. Our distribution partners also offer our competitors’ gTLDs. The extent to which our third‑party distribution partners sell our gTLDs is partly a function of pricing, terms and special marketing promotions offered by us and our competitors. Our agreements with our third‑party distribution partners are generally nonexclusive and may be terminated by them without cause. Our business would be adversely affected if such distribution partners chose not to offer our gTLDs in the future or chose to sell or offer greater amounts of competitive gTLDs relative to the amount of our gTLDs they sell or offer.

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

We applied and were granted the right, through ICANN’s New gTLD Program, to operate registries for a number of new gTLDs on a stand‑alone basis. We have also acquired rights to certain gTLDs and intend to acquire rights in additional gTLDs, either directly or through strategic relationships, including with Donuts, a third‑party new gTLD applicant. We invested or made refundable deposits in the amount of $10.3 million associated with gTLD applications during the nine months ended September 30, 2015, and from 2012 through September 30, 2015, we have invested or made refundable deposits in the amount of $64.5 million associated with certain gTLD applications under the New gTLD Program. We may choose to invest significant additional funds in this complex process.

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

Our success depends in large part on our registrar customers’ renewals of their domain name registrations. Our customer renewal rate for expiring domain name registrations was approximately 75.4% and 73.0% for the nine months ended September 30, 2015 and 2014, respectively, and 72.9% and 69.9% for the years ended December 31, 2014 and 2013, respectively. If we are unable to maintain our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Any significant decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

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

As a registrar with a wholesale component, we provide domain name registration services and offer value‑added services through a network of approximately 28,000 active resellers, comprised of small businesses, large e‑commerce websites, Internet service providers and web‑hosting companies, as well as through companies using our hosted back‑end registrar platform. Our agreements with our resellers are generally nonexclusive and may be terminated by them or by us without cause. These resellers, in turn, contract directly with domain name registrants to deliver these services. Maintaining and deepening relationships with our resellers is an important part of our growth strategy, as strong third‑party distribution arrangements enhance our ability to market our products and to increase our domain names under management, revenue and profitability.

Total revenue earned from resellers was $95.3 million, or 61% of total revenue, for the nine months ended September 30, 2015, and was $87.8 million, or 63% of total revenue, for the comparable prior year period. As of September 30, 2015, our three largest resellers accounted for approximately 37% of our total domain names under management, and our largest reseller, Namecheap, Inc., represented approximately 27% of total domain names under management. In addition, Namecheap accounted for approximately 18% and 17% of our total revenue for the nine months ended September 30, 2015 and the comparable prior year period, respectively. We entered into a new agreement with Namecheap, effective July 2015. The term of our current agreement expires in December 2018, but will automatically renew for an additional three-year period unless terminated by either party. In addition, in October 2014, Namecheap issued a promissory note to us in the principal amount of $2.5 million in connection with our reseller agreement. The promissory note has a maturity date of December 31, 2015. During the nine months ended September 30, 2015, Namecheap made principal payments of $1.5 million on the promissory note.  As of September 30, 2015, the outstanding balance on the promissory note was $1.0 million. If Namecheap defaults on the promissory note, such default could adversely affect our reseller relationship with Namecheap and our covenants under our credit facilities. There can be no assurance that our established reseller distribution relationships will continue, as our resellers may cease to operate or otherwise terminate their relationship with us.  In addition, there can be no assurance that we will be able to maintain favorable business terms with our resellers. Any reduction in access to third‑party reseller distributors, particularly those servicing a large percentage of our domain name registration customers, would have a material adverse effect on our ability to market our products and to generate revenue.

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

We face significant competition from existing registrars and from new registrars that continue to enter the market. ICANN currently has over 2,100 registrars to register domain names in one or more of the gTLDs that it oversees. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain name registration market by competitive registrars and unaccredited entities that act as resellers for registrars, and the rapid growth of some competitive registrars and resellers that have entered the market, may make it difficult for us to maintain our current market share.

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

Our revenue and operating results could fail to meet expectations if we are unable to adequately address a number of operational challenges, some of which are outside of our control, including:

•	a reduction in the number of domain names under management or in the rate at which this number grows, due to slow growth or market contraction, lower renewal rates or other factors;
•	reductions in the percentage of our domain name registration customers who purchase additional services from us;
•	changes in our pricing policies or those of our competitors, changes in domain name fees charged to us by Internet registries or ICANN, or other competitive pressures on our prices;
•	changes in the way in which third parties compensate us for advertising placements on our owned and operated, as well as third party websites;
•	our ability to identify, develop and successfully launch new products and services;
•	the timing and success of new services and technology enhancements introduced by our competitors, which could impact both new customer growth and renewal rates;
•	the entry of new competitors in our markets;
•	our ability to keep our registrar and registry platforms and our domain name registration services operational at a reasonable cost and without service interruptions;
•	increased development expenses relating to new services;
•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our services, operations and infrastructure;
•	our ability to identify acquisition targets and successfully integrate acquired businesses into our operations;
•	our focus on long‑term goals over short‑term results;
•	any negative publicity or other actions which harm our brand;
•	federal, state or foreign regulation or legislation affecting our business; and
•	weakness or uncertainty in general economic or industry conditions.

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

We may experience difficulties implementing our new enterprise resource planning system.

We purchased a new enterprise resource planning system (“ERP”) and are currently implementing the new system. ERP implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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

Significant portions of our products and services, as well as internal processes and systems, are dependent on technology infrastructure that was developed over multiple years. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. For example, we have suffered a number of server outages at our data center facilities, which resulted from certain failures that triggered data center wide outages and disrupted critical technology and infrastructure service capabilities. These events impacted service to some of our customers. As a result of these data center outages, we have developed initiatives to create automatic backup capacity at an alternate facility for our top revenue generating services to address similar scenarios in the future. However, we cannot guarantee that our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future will be adequate to prevent similar network and service interruption, system failure, damage to one or more of our systems or data loss. Such delays or interruptions in our service may cause our consumers to become dissatisfied with our offerings and could adversely affect our business. Failure to update our technology infrastructure as new technologies become available may also put us in a weaker position relative to a number of our key competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

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

In particular, with regard to transfers of personal data, as such term is used in the European Union, or EU Data Protection Directive and applicable EU member state legislation, from European customers to the U.S., we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce and the European Union and Switzerland.  The U.S.-EU Safe Harbor Framework, which, together, with the U.S.-Swiss Safe Harbor Framework, established the means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., recently was invalidated by a decision of the European Court of Justice (the “ECJ Ruling”).  As a result of the ECJ Ruing, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework.  In light of these events, we anticipate engaging in measures designed to legitimize our transfers of personal data from the EEA to the U.S., and may find it necessary or desirable to make other changes to our personal data handling.  We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our solutions.  Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings.  Additionally, we and those transferring personal data to us may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.

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

If we fail to comply with applicable payment card rules and regulations, we may incur additional fees, fines and ultimately the revocation of the right to accept payment card payments, which could have a material adverse effect on our business, financial condition and results of operations.

Many of our customers pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or with the terms of our agreements with our merchant banks and card issuers, we could be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers. We have experienced non-compliance with certain payment card association operating rules and information security standards, and may experience such failures in the future as such rules and standards evolve and our business changes and expands. Any failure to adequately secure payment card information or to appropriately control fraudulent payment card transactions would result in significantly higher payment card‑related costs, fines or fees from card issuers, and expenses related to remediation of non-compliance, and could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2015, we had $103.0 million of goodwill, representing approximately 29% of our total assets as of such date. In accordance with GAAP, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment.  Significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows may result in us having to take impairment charges against goodwill. If we determine significant impairment of our goodwill, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

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

RIGHTSIDE GROUP, LTD.
Date: November 10, 2015	By	/s/ Taryn J. Naidu
Taryn J. Naidu
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 10, 2015	By:	/s/ Tracy Knox
Tracy Knox
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Eleventh Amendment to Agreement between eNom Incorporated and Namecheap, Inc., dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2015 (File No. 001-36262)).

10.2

Amendment No. 2 to Senior Unsecured Promissory Note between Rightside Group, Ltd. and Namecheap, Inc. dated as of July 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2015 (File No. 001-36262)).

10.3#	Master Agreement between eNom Incorporate, United TLD Holdco Ltd. and Namecheap, Inc. dated July 31, 2015.
10.4	Amendment No. 3 to Senior Unsecured Promissory Note between Rightside Group, Ltd. and Namecheap, Inc. effective as of August 1, 2015.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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