Form 10-K
period 2015-12-31
RIGHTSIDE GROUP, LTD.
filed 2016-03-11
CIK 1589094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $127.7 million based upon the closing sale price of the common stock on that date on The NASDAQ Stock Market LLC.

As of March 4, 2016, there were 19,196,585 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

RIGHTSIDE GROUP, LTD.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, are forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. These forward-looking statements include, but are not limited to:

•	our future operating results, including our expectations regarding total revenue, operating margins and net loss;
•	trends in sales, marketing, technology and development expenses as a percentage of our revenue;
•	our ability to attract new wholesale and retail customers and to retain existing customers;
•	the implementation of our business model and strategic plans for our business, including our ability to improve margin structure through pricing optimization and cost reduction initiatives;
•	our expectations regarding the level of consumer demand for new generic Top Level Domains (“gTLDs”) and our ability to capitalize on this demand;
•	legal, regulatory, accounting and tax developments, including additional requirements imposed by changes in federal, state or foreign laws and regulations;
•	our strategic relationships, including with the Internet Corporation for Assigned Names and Numbers (“ICANN”);
•	our ability to enter into agreements on favorable terms with commercial partners, including with registry operators, service providers and distributors;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure; and
•	the impact of actions by stockholder activists.

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

We are one of the world’s largest registrars, offering domain name registration and related services to resellers and directly to domain name registrants. Through our eNom brand, we provide infrastructure services that enable a network of more than 28,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands, including Name.com, we directly offer domain name registration services to more than 320,000 customers. As of December 31, 2015, we had more than 16.5 million domain names under management. In addition to domain name registration and related services, we have developed proprietary tools and services that allow us to identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of names as well as for our customers’ domain names.

We are a leading domain name registry with a portfolio of 39 gTLDs acquired through ICANN’s expansion of new gTLDs (the “New gTLD Program”). To date, we have launched all 39 of our gTLDs, including .NEWS, .LIVE, and .FAMILY, into general availability in the marketplace. Our registry services business continues to build a diverse distribution network of over 125 ICANN accredited registrars, including GoDaddy, eNom and Name.com, as well as other complementary distribution partners such as website builders and email service providers, that offer our gTLD domain names to businesses and consumers. Furthermore, our distribution network includes registrars and other partners in international markets, positioning our company to capture additional sales on a global scale. In addition to operating our own Registry, we provide technical back-end infrastructure services to Donuts Inc. (“Donuts”), a third-party operator of new gTLDs (collectively with the New gTLD Program, our “gTLD Initiative”).

The combination of our registrar and registry services business makes us one of the largest providers of end-to-end domain name services in the world. This uniquely positions us to capitalize on the New gTLD Program because we can distribute owned and third-party gTLDs through our retail registrar brands, our eNom reseller network and our third-party distribution channel.

We generate the majority of our revenue through domain name registration subscriptions, including registrations of domain names for our owned gTLDs, and related value-added services. We also generate revenue from advertising on, and from the sale of, domain names that are registered to our customers or ourselves. Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and cash flow benefits from working capital.  We had revenue of $212.5 million, net loss of $11.3 million and adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) of $4.8 million for 2015.  See the section entitled “Item 6. Selected Financial Data” for a reconciliation of Adjusted EBITDA to the closest comparable measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”).

We are a Delaware corporation headquartered in Kirkland, Washington. Prior to August 1, 2014, we were a wholly-owned subsidiary of Demand Media, Inc. (“Demand Media”).  On August 1, 2014, Demand Media separated into two independent, publicly traded companies: Demand Media and Rightside (the “Separation”).  The Separation was consummated through a tax-free transaction involving the distribution of all shares of Rightside’s common stock to Demand Media’s stockholders.  Upon completion of the Separation, Rightside became an independent, publicly-traded company on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “NAME.”  For additional information and risks associated with the Separation, see the section entitled “Item 1A. Risk Factors.”

Where You Can Find More Information

We make available, free of charge, through our investor relations website, www.rightside.market, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC.  These reports may also be obtained without charge by contacting Investor Relations, Rightside Group, Ltd., 5808 Lake Washington Blvd. NE, Suite 300, Kirkland, WA 98033.  Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this report.  In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov.

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

Internet Usage and Domain Name Services Industry Growth

People around the world rely upon the Internet in nearly all aspects of their lives, from education to news to entertainment to commerce. The vast online audience and the utility afforded by the Internet means that finding and establishing a relevant online presence is more important than ever. In order to establish an online presence, a business or consumer must first find and register a domain name, such as “www.rightside.co.”

According to VeriSign’s Domain Name Industry Brief published in December 2015, as of September 30, 2015, more than 299 million total domain names were registered worldwide, of which approximately 135 million end in either .COM or .NET gTLD suffixes. As of September 30, 2015, the total number of registered domain names increased more than 5% over the same period in the prior year with approximately half of the growth driven by new gTLDs. In addition, .COM and .NET renewal rates averaged approximately 72% as of December 31, 2015. For the year ended December 31, 2015, we estimate that more than 90 million new domain name registrations occurred.

Market research suggests there is significant growth potential remaining in domain name registrations, even in developed markets like the United States where there is a high penetration rate of broadband access and many businesses have been online for well over a decade. For example, according to a small business survey issued by Clutch in February 2016, 46% of small businesses in the United States still do not have a website for their business. In addition, many regions of the world lag significantly behind in the availability and adoption of the Internet, making the international marketplace a large potential opportunity for domain name registrations as consumers and businesses establish an online presence. For example, according to a report issued in January 2015 by the China Internet Network Information Center, China had the largest number of Internet users in the world, with 649 million as of the end of 2014, representing only 47.9% of the country’s population.  The market potential is apparent, and more recently, China has become a significant source of domain name registration growth.

Over the past few years, consumers and businesses have found it increasingly difficult to find an available domain name that accurately reflects their brand and identity.  Recognizing this, ICANN unveiled a plan to greatly expand the Internet namespace with the New gTLD Program, designed to increase choice and innovation in the domain name services industry.  This is a significant opportunity for new growth from businesses and consumers who desire relevant domain names that best represent their online endeavors.

New gTLD Opportunity

In 2011, ICANN unveiled the New gTLD Program to significantly expand the universe of gTLDs that are available for businesses and consumers to register as part of a domain name.  Since October 2013, over 630 new gTLDs have been launched and more than 15.0 million domain names have been registered under the New gTLD Program. Of those domain names registered, more than 2.5 million operate on Rightside’s registry platform. Our registrar platform offers over 390 of the new gTLDs launched in the market to date. The expanded Internet domain namespace provides a number of benefits to both the domain name registrant and its target audience. First, descriptive gTLDs, such as .LAWYER or .CONSULTING, create a more natural categorization scheme that makes it easier for websites to convey their topic area or purpose and better connect with their intended audience. Second, the growing number of available domain extensions allows brands and individuals to create more memorable calls to action, drive more traffic to their website and microsites, and deliver a better user experience with a website name that is more in line with their brand presence. Third, the introduction of Internationalized Domain Names has enabled registrants to register domain names in languages other than English, including Chinese and German, and the registrants’ audiences are finally able to navigate to these sites using their native languages. Lastly, these versatile tech tools are ushering in a new wave of creativity as new business models are developed that capitalize on the opportunities presented by an expanded namespace and the Internet.

Although the market for new gTLDs is still in its early stage, we are positioning ourselves as market leaders in driving new gTLD growth. We view this challenge as a tremendous opportunity to continue to fuel our performance within the industry, focusing our marketing efforts to increase awareness of our new gTLDs specifically, as well as new gTLDs in general.

Domain Name Services Industry Segments

Four distinct industry segments serve the needs of domain name customers (i.e., resellers and domain name registrants). Many industry participants operate primarily within just one of these segments while Rightside operates across all four segments. The four primary domain name services industry segments are:

•

Domain Name Registries: Registries maintain the system of record for the registration of domain names associated with a given Top Level Domain (“TLD”) (such as .COM, .ORG, or .DE), set wholesale pricing and establish key policies for the eligibility for registering a domain name for the applicable TLD. Examples of registries include Rightside Registry, the registry for our new gTLDs like .LIVE and .NEWS, and VeriSign, the registry for .COM, .NET, and .NAME.

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

•

Premium Domain Name Service Providers:  These companies specialize in the sale or ongoing monetization of higher-value domain names through auctions, domain name brokerage networks and advertising services. Companies providing extensive premium domain name services include NameJet, LLC (“NameJet”), a joint venture between Rightside and Web.com, as well as Sedo.

•

Domain Name Technology Service Providers:  These companies provide specialized solutions to registrars and registries that enable them to deliver the complex and high-availability services required to satisfy the requirements of registrants, ICANN and the ecosystem of industry participants. Examples of such service providers include Rightside and Neustar.

Our Services

Registrar Services—Retail

Our flagship retail registrar brand, Name.com, provides registration services to consumers and businesses around the world and is widely recognized for its outstanding customer support. Name.com and our other retail registrar brands have more than 2.8 million domain names under management and more than 320,000 customers. The services that are provided on a monthly or annual subscription basis by our retail registrar include:

•

Domain name look‑up and registration:  We offer our customers the ability to easily search for, pre‑register, register and renew domain names. Users can search for and identify an available domain name that best fits their needs, and in just a few clicks claim and register the name. In addition, we offer customers the ability to transfer the registration of domain names to us from other registrars using our automated domain name transfer service. If a domain name is currently unavailable, customers can pre‑order the domain name to the extent that it becomes available in the future.

•

Value‑added services:  In addition to domain name registration services, we also offer a number of other products and services designed to help our customers easily develop, enhance and protect their domain names, including the following:

•	identification protection services that help keep domain owners’ information private;
•	customizable email accounts that allow customers to set up and manage multiple mailboxes associated with a domain name;
•	website builder tools to help customers easily create a professional looking web presence;
•	web‑hosting plans for deploying and maintaining web applications;
•

URL forwarding tools that make it easy to connect a domain name to an existing online presence, such as a specific page on an existing website or profile page on a third party platform, such as Facebook; and

•	third-party website security services, such as Security Socket Layer (“SSL”) certificates.

Registrar Services—Wholesale

Through eNom, one of the world’s largest wholesale domain name registrars, we offer domain name registration and related services to our network of more than 28,000 active reseller partners. We charge a small upfront fee for a company to enroll as a reseller and then we sell it domain names and other related services on an upfront cash subscription basis, according to the pricing plan it selects. These highly specialized products and services include:

•

Reseller integration tools:  Businesses can seamlessly incorporate the sale of domain name registration and value‑added services into their existing websites and product offerings. Integration can be accomplished via either:

•

eNom’s highly customizable Application Programming Interface (“API”), which provides complete control over the entire user experience and back‑end interfaces with billing systems. Over 300 API commands provide our reseller customers’ product development teams with maximum customization potential and our API‑based solution integrates with third-party merchant account and billing tools, hosting and email tools as well as other value‑added services; or

•	eNom’s Instant Reseller, a turnkey white‑label hosted storefront solution that makes it easy to quickly incorporate a robust reseller product offering.
•

Value‑added services:  Resellers can choose from a wide variety of value‑added services to provide to their customers including domain privacy protection, email hosting, website builder tools, website hosting plans, marketing/promotional services, and security services like malware scanning and SSL certificates.

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
•

Domain Name System (“DNS”):  A DNS query represents the process of translating a domain name requested by an Internet user into the Internet Protocol (“IP”) address of the device hosting the requested website. eNom DNS Hosting provides customers with an easy‑to‑use interface to configure and manage DNS for their domain names. It is provided with our email and website hosting products and also as a stand‑alone service. Our DNS infrastructure handles over 3 billion queries per day.

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

Registry Services

Our registry, Rightside Registry, is one of the largest new gTLD registries with a portfolio of 39 gTLDs that we acquired through the New gTLD Program. We also have an interest in active applications for 13 additional gTLD applications that have yet to be awarded to their ultimate registry operator under the New gTLD Program. The services that are provided by our registry include:

•

Domain name registration:  Each registry establishes wholesale pricing for its domain names, which are then priced by the registrar for sale to its customers. Domain names are registered to customers on a subscription basis, with initial registration terms lasting from one to ten years. The full cost of the registration fee is collected up front and recognized ratably over the life of the registration. At the end of the subscription term, renewals are typically sold for the same annual wholesale price as the initial registration. Select domain names have higher initial registration prices, which may be achieved through buy it now, auction or offer/counter offer pricing mechanisms. With the strategic focus on emphasizing revenue yield and usage of our new gTLDs, Rightside Registry has further developed a premium pricing program that includes direct sales by our company and our distribution partners, as well as efforts to identify, promote and find buyers for particularly valuable names at premium prices.

•

Domain name registry platform:  We have developed a proprietary technology platform that provides high availability services associated with the registration of domain names for each of our new gTLDs. The platform makes it easy for registrars to sell and service domain names associated with our gTLDs. We have also developed attractive and innovative services such as the Domain Protected Marks List (“DPML”), a trademark rights protection mechanism that prevents the registration of second-level domain names containing a string of letters matching a registered trademark. The DPML service or “block” feature works across multiple gTLDs of participating registries. Additionally, we license our registry platform and certain related services (referred to as our back-end registry platform) to Donuts in connection with our collaboration. To date, our back-end registry platform has powered the launch for over 220 new gTLDs and more than 2.0 million domain name registrations.

Aftermarket and Other Services

We have developed several proprietary service offerings designed for marketplace participants to buy, sell and monetize high‑value domain names.

•

Domain name brokerage services:  Our domain name brokerage service acquires and sells high‑value domain names on the open market. Utilizing our extensive marketplace experience and proprietary techniques for discovering, analyzing and marketing high‑value domain names, our domain name brokerage service connects domain name buyers with domain name sellers and negotiates transactions on behalf of either party. Individual domain names and large domain name portfolios are sold through our direct sales organization providing these brokerage services, typically for a commission earned upon the successful completion of the transaction. Historically, these brokerage services have focused on acquiring and selling an owned portfolio of domain names that end in .COM or .NET.  Since the launch of our registry services business, our brokerage services team is now also focusing on domain sales of our 39 owned and operated gTLDs.

•

Auctions:  We own 50% of NameJet through our joint venture with Web.com. NameJet offers domain name auction services to domain name buyers, brokerage services, registrants, registrars and registries, providing a secondary market for the purchase and sale of domain names. NameJet’s market‑tested auction platform has sold more than 460,000 domain names over the past five years.

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

Information Technology and Systems

Our technologies include software applications built to run on independent clusters of standard and commercially available servers located at co‑location facilities throughout North America and Europe. We make substantial use of off‑the‑shelf available open‑source technologies such as Linux, PHP, MySQL and Redis, in addition to commercial platforms such as Microsoft, including Windows Operating Systems, SQL Server, and .NET. These systems are connected to the Internet via load balancers, firewalls, and routers installed in multiple redundant pairs. Virtualization is heavily deployed throughout our technology architecture, which affords scaling in an efficient and cost effective manner. Enterprise class storage systems provide redundancy in order to maintain continued and seamless system availability in the event of most component failures. Furthermore, some of our infrastructure is run from cloud-based services such as Amazon Web Services and Softlayer.

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

International Operations

We have international operations in Dublin, Ireland; Ottawa, Canada; Brisbane, Australia; and George Town, Grand Cayman. Our operations in Dublin primarily consist of the customer and technical support, accounting, compliance, and software quality assurance and marketing functions for our registry business. Additionally, we have a wholly foreign-owned entity in Beijing, China. For information regarding risks associated with our international operations, see the section entitled “Item 1A. Risk Factors.”

Intellectual Property

Our intellectual property, which consists of trade secrets, trademarks, copyrights and patents, is, in the aggregate, important to our business. We rely on a combination of trade secret, trademark, copyright and patent laws in the United States and other jurisdictions, together with confidentiality and non‑disclosure agreements and technical measures, to protect the confidentiality of our proprietary rights. As of December 31, 2015, we have been granted seven patents by the U.S. Patent and Trademark Office and have two patent applications pending in the United States and other jurisdictions. Our patents expire between July 2022 and February 2031. We also have a royalty‑free license to utilize an additional 40 patents that are registered in the name of our former parent. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology, including our platforms, and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality and non‑disclosure agreements with other third parties.

Customers

We currently provide our registrar services to a network of more than 28,000 active resellers, including large e‑commerce websites, Internet service providers, and web‑hosting companies, as well as directly to over 320,000 customers. Total revenue earned from resellers was $127.4 million, or 60% of total revenue for 2015, compared to $119.0 million, or 62% of total revenue, for 2014. As of December 31, 2015, our three largest resellers accounted for 37% of our total domain names under management, and our largest reseller, Namecheap, Inc. (“Namecheap”), represented 27% of total domain names under management. In addition, Namecheap accounted for approximately 17% and 16% of our total revenue for 2015 and 2014, respectively. We enter into standard reseller agreements with each of our resellers and currently have supplemental letters of agreement relating to pricing and other specific terms with all of our top ten resellers. The term of our current reseller agreement with Namecheap expires in December 2018, but will automatically renew for three years unless terminated by either party.

We also generate revenue from advertising links placed on domain names owned by us and certain of our customers with whom we have revenue sharing arrangements. Revenue generated through our advertising service contract with Google accounted for approximately 13% of our total revenue for 2015, compared to 11% for 2014.

Competition

The markets for domain name registration and web‑based services are intensely competitive. For our registrar business, we compete on a number of factors including price, customer service, reliability, available TLDs, and value‑added services, such as email and web hosting. Our principal competitors to our registrar business include existing registrars, such as GoDaddy, Web.com and Melbourne IT, some of which have more extensive value‑added service offerings than we do, as well as new registrars who may enter the domain name registration business in the future. Our registry business competes with existing registry operators, including VeriSign, Afilias, the Public Interest Registry, country‑code TLD operators, and other new gTLD registry operators. We compete with these existing and new registry operators on the basis of price, market relevance, availability of high‑quality second-level domains, bundling with other TLDs, and availability of other registry‑related services, such as the Domain Protected Marks List.

Industry Regulation

In the United States, federal, state and local governments have adopted legislation regulating aspects of the Internet such as online content, intellectual property protection, user privacy, taxation, liability for third-party activities, bulk email or “spam” advertising and legal jurisdiction, including the Communications Decency Act, the Digital Millennium Copyright Act, the Lanham Act, the CAN-SPAM Act and the Anticybersquatting Consumer Protection Act. Foreign governments also have adopted legislation addressing many of these same matters, such as the Data Protection Directive in the European Union and the Canadian Anti-Spam Law in Canada.  The federal, state, local and foreign laws and regulations that apply to our business are complex and change frequently, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations.  For example, the European Union is considering adoption of a general data protection regulation that would supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance.

Additionally, federal, state, local and foreign governments are proposing rules and regulations that affect digital commerce, including with respect to taxation of goods and services made available online. It is impossible to predict whether new taxes will be imposed on our services, and depending upon the type of such taxes, whether and how we would be affected. Increased regulation of the Internet both in the United States and abroad may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition or operational results.

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations and/or international domain names increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services in one or more countries or expose us or our employees to fines and penalties. For example, as a U.S.‑based entity, we are obligated to comply with the economic sanctions and regulations administered by the U.S. Treasury and the Office of Foreign Assets Control (“OFAC”). OFAC regulations prohibit U.S.‑based entities from entering into or facilitating transactions with, for the benefit of, or in some cases involving the property of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, which could include transactions that provide a benefit that is received in an OFAC designated country. We may be subject to material fines, sanctions or other penalties if certain of our domain name customers register domain names in countries that are subject to U.S. sanctions and embargoes. Furthermore, the government of the People’s Republic of China (the “PRC”) will be requiring registry operators to, among other things, obtain a government-issued license in order to provide registry services to registrars located in the PRC. Additionally, some of the products and services we provide to customers globally may require approval under U.S. export law. As the list of products and countries requiring export approval expands or changes, government restrictions on the export of software and hardware products using encryption technology may grow and become an impediment to our growth in international markets. If we do not obtain required approvals or we violate applicable laws, we may not be able to provide some of our services in international markets and may be subject to fines and other penalties.

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

The U.S. Department of Commerce’s National Telecommunications and Information Agency (“NTIA”) oversees ICANN’s management of the DNS. The NTIA and ICANN renewed their “Affirmation of Commitments” in 2009 which provides an ongoing review of ICANN’s performance of its stewardship of the DNS and its accountability to the multi‑stakeholders involved in the development and implementation of Internet policy. The Affirmation of Commitments sets forth a periodic review process by committees which provide for more international and multidiscipline participation. These review panels are charged with reviewing and making recommendations regarding (1) the accountability and transparency of ICANN; (2) the security, stability, and resiliency of the DNS; (3) the impact of new gTLDs on competition, consumer trust, and consumer choice; and (4) the effectiveness of ICANN’s policies with respect to registrant data in meeting the legitimate needs of law enforcement and promoting consumer trust. Additionally, under its contract with ICANN, NTIA performs certain technical infrastructure functions (the “IANA functions”) related to the DNS. The NTIA announced in mid‑March of 2014, that it intended to transition the IANA function to a multi‑stakeholder, private sector led organization. ICANN is currently responsible for coordinating this transition and proposals for the transition are currently being evaluated by ICANN stakeholders.

Employees

As of December 31, 2015, we had approximately 275 employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

Risks Relating to Our Businesses

If we are unsuccessful in marketing and selling our gTLDs or there is insufficient consumer demand for our gTLDs, our future business and results of operations would be materially and adversely affected.

Our registry services business, which derives most of its revenue from registration fees for domain names, is expected to generate a significant portion of our revenue and margin in the future. It is unclear what the ultimate market size or demand is or will be for the new gTLDs that we offer to the market. There can be no guarantees that consumers will demand or accept new gTLDs in general or our new gTLDs in particular.

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

A large portion of our gTLD sales are made through third-party channels, including resellers currently on our platform and third-party registrars. Our distribution partners also offer our competitors’ gTLDs. The extent to which our third-party distribution partners sell our gTLDs is partly a function of pricing, terms and special marketing promotions offered by us and our competitors. Our agreements with our third-party distribution partners are generally nonexclusive and may be terminated by them without cause. Our business would be adversely affected if such distribution partners chose not to offer our gTLDs in the future or chose to sell or offer greater amounts of competitive gTLDs relative to the amount of our gTLDs they sell or offer.

Our marketing efforts may not be successful or may become more expensive, either of which could increase our costs and materially and adversely affect our business, financial condition, results of operations, and cash flows.

We spend significant resources marketing our brands, services and new gTLDs. We rely on relationships with a wide variety of third parties, including other registrars, resellers and other partners, to source new customers and to promote our new gTLDs and domain name services. In addition, from time to time, we may spend a significant amount on marketing, including through bundling and price promotions and online advertising. With any of our brands, services and new gTLDs, if our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies become more expensive or unavailable, or are suspended or terminated, for any reason, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

As a new gTLD registry, we are subject to ICANN’s registry operator agreement and governing policies, which may change to our detriment.

We are required to enter into a registry operator agreement with ICANN (each, a “New gTLD Registry Agreement”) for each new gTLD that we operate. To date, we have entered into New gTLD Registry Agreements with each of our 39 new gTLDs, all of which are generally available in the marketplace.

We face risks arising from our New gTLD Registry Agreements with ICANN, including the following:

•

ICANN could adopt or promote policies, procedures or programs that in each case are inconsistent with our current or future plans, or that affect our competitive position. For example, each of the New gTLD Registry Agreements contains guidelines for the operation of vertically integrated enterprises operating both a registrar and a registry. If ICANN were to materially change those guidelines or prohibit such vertical integration, such a change would materially and adversely affect our future growth, business and results of operations;

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

ICANN is subject to many influences, both internally and externally, including registries, new gTLD applicants, registrars, governmental authorities, law enforcement agencies and trade associations. ICANN may be exposed to potential legal challenges from new gTLD applicants as well as entities opposed to the introduction of new gTLDs, which could cause unforeseen modifications to the process. In addition, the introduction of a large number of new gTLDs poses technical challenges for ICANN; ICANN’s management of such technical challenges could also create opposition to new gTLDs. Any changes to the New gTLD Program may impact the timing of revenue associated with our gTLD Initiative, and therefore adversely affect our margins and results of operations.

If our customers do not renew their domain name registrations or if they transfer their existing registrations to our competitors and we fail to replace their business, our business would be adversely affected.

Our success depends in large part on our registrar customers’ renewals of their domain name registrations. Our customer renewal rate for expiring domain name registrations was approximately 75.3%, 72.9% and 69.9% for 2015, 2014 and 2013, respectively. If we are unable to maintain our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Any significant decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

Our registrar services business is dependent on third-party resellers, including a small number of resellers that account for a significant portion of our domain names under management. Our failure to maintain or strengthen our relationships with resellers, particularly those servicing a large percentage of our domain name registration customers, would materially and adversely affect our business.

As a registrar with a wholesale component, we provide domain name registration services and offer value‑added services through a network of more than 28,000 active resellers, comprised of small businesses, large e‑commerce websites, Internet service providers and web‑hosting companies, as well as through companies using our hosted back‑end registrar platform. Our agreements with our resellers are generally nonexclusive and may be terminated by them or by us without cause. These resellers, in turn, contract directly with domain name registrants to deliver these services. Maintaining and deepening relationships with our resellers is an important part of our growth strategy, as strong third-party distribution arrangements enhance our ability to market our products and to increase our domain names under management, revenue and profitability.

Total revenue earned from resellers was $127.4 million, or 60% of total revenue, for 2015, and was $119.0 million, or 62% of total revenue, for 2014. As of December 31, 2015, our three largest resellers accounted for approximately 37% of our total domain names under management, and our largest reseller, Namecheap, represented approximately 27% of total domain names under management. In addition, Namecheap accounted for approximately 17% and 16% of our total revenue for 2015 and 2014, respectively. We entered into a new agreement with Namecheap, effective July 2015. The term of our current agreement expires in December 2018, but will automatically renew for an additional three-year period unless terminated by either party. In addition, in October 2014, Namecheap issued a promissory note to us in the principal amount of $2.5 million in connection with our reseller agreement. During the year ended December 31, 2015, Namecheap made principal payments of $1.75 million on the promissory note. As of December 31, 2015, the outstanding balance on the promissory note was $750,000. In January 2016, Namecheap made an additional principal payment of $250,000, reducing the outstanding balance to $500,000. Additionally, on January 29, 2016, we and Namecheap amended the original promissory note to extend the maturity date to June 30, 2016. If Namecheap defaults on the promissory note, such default could adversely affect our reseller relationship with Namecheap and our covenants under our credit facilities. There can be no assurance that our established reseller distribution relationships will continue, as our resellers may cease to operate or otherwise terminate their relationship with us.  In addition, there can be no assurance that we will be able to maintain favorable business terms with our resellers. Any reduction in access to third-party reseller distributors, particularly those servicing a large percentage of our domain name registration customers, would materially and adversely affect our ability to market our products and to generate revenue.

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry and negatively impact our business.

ICANN is a private sector, not‑for‑profit corporation formed in 1998 for the express purpose of managing a number of Internet infrastructure related tasks previously performed directly by the U.S. Department of Commerce, including managing the domain name registration system (“DNS”). ICANN has been the subject of scrutiny by the public and by the United States and other governments around the world with many of those governments becoming increasingly interested in ICANN’s role in Internet governance. For example, the U.S. Congress held hearings to evaluate ICANN’s selection process for new TLDs and its plans to transition the IANA functions from coordination by the U.S. Department of Commerce to a multi‑stakeholder body. In addition, ICANN faces significant questions regarding its efficacy as a private sector entity. ICANN may continue to evolve both its long‑term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a strong, effective multi‑stakeholder Internet governance institution.

As a key participant in the DNS, we continue to face the following risks:

•	the U.S. or any other government may seek to influence ICANN’s role in overseeing the DNS and the coordination of the IANA functions;

•

the Internet community, the U.S. or other governments may (1) refuse to recognize ICANN’s authority or support its policies, (2) attempt to exert pressure on ICANN to implement policies favorable to certain national interests, or (3) enact laws that conflict with ICANN’s policies, each of which could create challenges for companies dependent on smooth operation of the DNS;

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

•

international regulatory or governing bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over the management and regulation of the DNS, leading to increased regulation in areas such as data security, taxation, intellectual property rights, privacy and data protection;

•

ICANN or any third-party registries may implement contract or policy changes that would impact our ability to run our current business practices throughout the various stages of the life cycle of a domain name;

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

•	ICANN could fail to maintain its role in managing the authoritative database for the Internet, known as the “Root Zone,” and IANA functions, potentially resulting in hindrances to the DNS.

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

The occurrence of any of these events could create instability in the DNS and may make it difficult for us to introduce new services in our registrar and registry services business. These events could also disrupt or suspend portions of our domain name registration solution and subject us to additional restrictions on how the registrar and registry services businesses are conducted, which would result in reduced revenue.

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

There can be no assurance that these strategic partners will continue their relationships with us in the future or that we will be able to pursue our stated strategies with respect to these arrangements. Furthermore, our partners may (1) have economic or business interests or goals that are inconsistent with ours; (2) take actions contrary to our policies or objectives; (3) undergo a change of control; (4) experience financial and other difficulties; or (5) be unable or unwilling to fulfill their obligations under our agreements, which may affect our financial condition or results of operations.

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

The market for domain name registration and other related value‑added web‑based services is highly competitive and rapidly evolving. We expect competition to increase from existing competitors, as well as from new market entrants. These competitors include, among others, domain name registrars, website design firms, website hosting companies, Internet service providers, Internet portals and search engine companies, and include companies such as GoDaddy, Web.com, Microsoft, and Google. Some of these competitors have traditionally offered more robust value‑added services than we have, and some have greater resources, more brand recognition and consumer awareness, greater international scope and larger bases of existing customers than we do. As a result, we may not be able to compete successfully against them in future periods.

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

Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .NET, presently charges a $7.46 fee for each .NET registration, and ICANN currently charges fees totaling $0.93 for each .NET domain name registered. We have no control over these agencies and cannot predict when they may increase their respective fees. Per the extended registry agreement between ICANN and VeriSign that was approved by the U.S. Department of Commerce on July 1, 2011, VeriSign will continue as the exclusive registry for the .NET gTLD through June 30, 2017. The terms of the extension set a maximum price, with certain exceptions, for registry services for each calendar year beginning January 1, 2012, which may not exceed the highest price charged during the preceding year, multiplied by 1.10. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which could result in aggressive price increases on any particularly successful new gTLDs. The increase in these fees with respect to any gTLDs for which we do not act as the registry either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. Our profits may be adversely impacted if we absorb such cost increases or if surcharges deter registration.

Our failure to register, maintain, secure, transfer or renew the domain names that we process on behalf of our customers or to provide our other services to our customers without interruption could subject us to additional expenses, claims of loss or negative publicity that would materially and adversely affect our business.

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

As a domain name registrar, we regularly become involved in disputes over registration of domain names and we may become involved in similar disputes with our registry services business. Most of these disputes arise as a result of a third-party registering a domain name that is identical or similar to another party’s trademark or the name of a living person. These disputes are typically resolved through the Uniform Domain‑Name Dispute‑Resolution Policy (the “UDRP”) or the Uniform Rapid Suspension (the “URS”), ICANN’s administrative processes for domain name dispute resolution, or less frequently through litigation under the Anticybersquatting Consumer Protection Act (“ACPA”) or under general theories of trademark infringement or dilution. Therefore, we may face an increased volume of domain name registration disputes in the future as the overall number of registered domain names increases.

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

Certain of our acquisitions involve the acquisition of a large portfolio of previously registered domain names. Furthermore, we have separately acquired, and may acquire in the future, additional previously registered domain names. In some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result we may face demands by third-party trademark owners asserting infringement or dilution of their rights and seeking transfer of acquired domain names under the UDRP, URS or actions under the ACPA. The potential violation of third-party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities including injunctions and judgments for money damages.

We depend upon the quality of traffic to our portfolio of domain names and the domain names of third parties to provide value to online advertisers who advertise on those domain names, and any failure in our quality control could materially and adversely affect the value of such domain names to our third-party advertisement distribution providers and online advertisers and thereby adversely affect our revenue.

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

Even with such monitoring in place, there is a risk that a certain amount of low‑quality traffic, or traffic that is deemed to be invalid by online advertisers, will be delivered to such online advertisers. As a result, we may be required to credit future amounts owed to us by our advertisers. Furthermore, low‑quality or invalid traffic may be detrimental to our relationships with third-party advertisement distribution providers and online advertisers, and could adversely affect our revenue.

If, due to new regulations or otherwise, we are unable to acquire, renew or sell domain names, we may not be able to maintain our domain name aftermarket and advertising business.

Maintaining our domain name aftermarket and advertising services business depends on our ability to acquire domain names from a variety of sources. These sources include previously registered domain names that are not renewed at the domain name registry by the current owner, private sales of domain names, participation in domain name auctions and registering new domain names identified by us. The acquisition and renewal of domain names generally are governed by regulatory bodies. These regulatory bodies could establish additional requirements for previously registered domain names or modify the requirements for holding domain names. Any changes in the way expired registrations of domain names are made available for acquisition could make it more difficult to acquire domain names. Similarly, increasing competition from other potential buyers could make it more difficult for us to acquire domain names on a cost‑effective basis. Any such adverse change in our ability to acquire high quality, previously registered domain names, as well as any increase in competition in the domain name reseller market, could materially and adversely affect our ability to maintain our domain name aftermarket and advertising business, which could adversely affect our business, financial condition and results of operations. In addition, our failure to renew our domain name registrations or any increase in the cost of renewal could materially and adversely affect our revenue and profitability.

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

Some of our systems, products and services, including through third-party service providers – some of which provide cloud-based offerings – store, process and transmit user, customers’, and our own information.  Therefore, the secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems that maintain and transmit customer information, including location or personal information, or those of our service providers, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider, or impacted by intentional or inadvertent actions or inactions by our employees, or those of a third-party service provider.  Cyber-attacks, which include the use of malware, computer viruses, phishing attacks, social engineering and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years.  While, to date, we have not been the subject of cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future.  As a result, our users’ and customers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without their consent.

In addition, we and our third-party service providers process and maintain our proprietary business information, employee information and data related to our business-to-business customers or suppliers. Our information technology and other systems that maintain and transmit this information, or those of our service providers, may also be compromised by cyber-attacks or other malicious third-party penetration of our network security or that of a third-party service provider, or impacted by intentional or inadvertent actions or inactions by our employees or those of a third-party service provider. We also purchase equipment from third parties that could contain software defects, Trojan horses, malware, or other means by which third parties could access our network or the information stored or transmitted on such networks or equipment. As a result, our business information, employee information or customer or supplier data may be lost, disclosed, accessed, used, corrupted, destroyed or taken without consent. Any security breach involving the misappropriation, loss or other unauthorized disclosure of proprietary business information or personal information of employees, consumers or others could damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a materially adverse effect on our business.

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
•

changes in our pricing policies, including our pricing optimization efforts, pricing policy changes of our competitors, changes in domain name fees charged to us by Internet registries or ICANN, or other competitive pressures on our prices;

•	changes in the way in which third parties compensate us for advertising placements on our owned and operated, as well as third-party websites;
•

our ability to identify, develop and successfully launch and market new products and services, including new gTLDs, as well as our ability to introduce new opportunities or retire older existing products and services;

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

Difficult economic and financial conditions could materially and adversely affect us.

The financial results of our business are both directly and indirectly dependent upon economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values. Weak economic activity may lead government customers to cut back on services. Factors such as interest rates, availability of credit, inflation rates, changes in laws (including laws relating to taxation), trade barriers, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) could materially and adversely affect our business and investments, which could reduce our revenue, profitability and value of our assets. These factors may also adversely affect the business, liquidity and financial condition of our customers. In addition, periods of poor economic conditions could increase our ongoing exposure to credit risks on our accounts receivable balances. This could materially and adversely affect our business, financial condition and results of operations.

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

These restrictions could inhibit our ability to pursue our business strategies. In addition, our credit facilities include financial covenants.  Our revolving credit facility with Silicon Valley Bank (“SVB Credit Facility”) requires us to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated senior leverage ratio, a maximum consolidated net leverage ratio, and minimum liquidity. Our term loan credit facility with certain funds managed by Tennenbaum Capital Partners LLC (“Tennenbaum Credit Facility”) requires us to maintain compliance with a maximum consolidated net leverage ratio and minimum liquidity. The Tennenbaum Credit Facility is also subject to certain mandatory prepayments from 50% of excess cash flow (as determined under the Tennenbaum Credit Facility), which will be paid on the first to occur of the maturity, termination or refinancing of the SVB Credit Facility or the acceleration and termination of the SVB Credit Facility, from excess cash flow determined for the period from the closing of the Tennenbaum Credit Facility to the end of the fiscal year ended as of the date 90 days prior to such date, and thereafter annually for excess cash flow determined for each subsequent fiscal year; from certain asset sales and insurance and condemnation events, to the extent not used to prepay loans and cash collateralize letters of credit and permanently reduce the commitments under the SVB Credit Facility, subject to customary reinvestment rights; and from the issuances of certain indebtedness.  Mandatory prepayments from asset sales and issuances of indebtedness are subject to a prepayment premium that is the same or for voluntary prepayments.  Our failure to comply with any covenants in our credit facilities, including any of the financial covenants, could result in an event of default. Our failure to meet our payment obligations under our credit facilities, including any principal and accrued interest payments, could also result in an event of default. Our ability to meet our payment obligations and to satisfy our financial covenants under our credit facilities depends upon our ability to generate cash flow. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors that are beyond our control. There is no assurance that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to meet our payment obligations and financial covenants under our credit facilities. If we are not able to generate sufficient cash flow from operations to service our obligations under our credit facilities, we may need to refinance or restructure our credit facilities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our credit facilities.

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

We may experience issues from the implementation of our new enterprise resource planning system.

We have implemented a new enterprise resource planning system (“ERP”) to support future growth and to integrate significant processes. ERP implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes in business processes. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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

Furthermore, third-party service providers may experience an interruption in operations or cease operations for any reason. For example, Root Zone servers are administered and operated by a number of independent operators on a non‑regulated basis. Root Zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and data needed to locate name servers that contain authoritative data for the TLDs. These Root Zone servers are critical to the functioning of the Internet. Consequently, our registry services business could be harmed if any of the independent operators fails to include or provide accessibility to the data that it maintains in the Root Zone servers that it controls, or if it or any of the third parties routing Internet communications presents inconsistent data for the TLDs or DNS generally. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third-party providers for components of our technology platform, such as hardware and software providers and registry DNS services provider for our registry. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business, financial condition and results of operations.

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

Our business could be negatively affected by activist stockholder activities, including a proxy contest for the election of directors at our annual meeting, if any.

On March 4, 2016, we received notice from J. Carlo Cannell, the managing member of Cannell Capital LLC and the general partner of Tonga Partners, L.P. (collectively, “Cannell”), of Cannell’s intent to nominate six director candidates for election to replace two Class II directors up for election at our 2016 annual meeting of stockholders.  Cannell filed a Schedule 13D on March 1, 2016 reporting ownership of 1,389,953 shares of our common stock, or approximately 7.2% based on the number of our shares outstanding as of March 4, 2016.  In addition, Daniel M. Negari and Michael Ambrose jointly filed a Schedule 13D on November 30, 2015 reporting the acquisition of an aggregate of 981,042 shares of our common stock, and FTS, Corp. filed a Schedule 13D on December 2, 2015 reporting ownership of 1,158,174 shares of our common stock. If Cannell or another stockholder launches a proxy contest for the election of directors at our annual meeting, our business could be adversely affected because:

•	Responding to a proxy contest and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;
•

Perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	If individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our business strategy and create stockholder value.

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

We currently have directors’ and officers’ liability insurance. If we are unable to maintain sufficient insurance to cover liability claims made against our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage our company, which could materially and adversely affect our operations.

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

We cannot be certain that our internally developed or acquired systems and technologies do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement or misappropriation if such parties do not possess the necessary intellectual property rights to the products or services they license to us. We have in the past received threats from non-practicing patent holders. We may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of a third-party. These claims sometimes involve patent holding companies or other patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our customers, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property‑related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement or misappropriation, we may be required to seek to enter into licensing agreements, which may not be available on acceptable terms or at all, pay substantial damages or limit or curtail our systems and technologies. Any successful lawsuit against us could also subject us to the invalidation of our proprietary rights. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

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

While we monitor the use of all open source software in our products, solutions, processes, and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so, it is possible that such use may have inadvertently occurred in deploying our proprietary solutions. In addition, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our products and services without our knowledge, we could, under certain circumstances, be required to disclose the source code to our products and services. This could negatively affect our intellectual property position and our business, results of operations, and financial condition.

Adverse results of legal proceedings could materially and adversely affect us.

We are subject to, and may in the future be subject to, a variety of legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of their merits, legal proceedings may be both lengthy and disruptive to our operations and may cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect all or a portion of our business operations or materially and adversely affect our financial condition and results of operations.

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

The costs of complying or failing to comply with existing and new laws and regulations could limit our ability to operate in our current markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.  For example, the government of the PRC has announced that it will begin enforcing regulations that require registry operators to, among other things, obtain a government-issued license in order to provide registry services to registrars located in the PRC.  These new regulations will likely impose additional costs on our provision of registry services in the PRC and could impact the growth or renewal rates of domain name registrations in the PRC.  While we have been granted a business license and may be required to apply for additional required licenses under these new regulations, there can be no assurance that we will obtain any additional required licenses in a timely manner or at all.  If we fail to obtain the necessary licenses, we could be restricted or prohibited from providing registry services to registrars located in the PRC. We anticipate that these new regulations will also require registrars in the PRC to obtain a government-issued license to sell domain names directly to registrants.  Any failure by registrars to obtain these licenses could also impact the expansion of our business into the PRC.

Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement, patent infringement, privacy violations, cybersquatting and trademark infringement. In the future, claims may also be brought against us based on tort law liability and other theories based on our products and services.

Our business operations in countries outside the U.S. are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions administered by OFAC and the U.S. Department of Commerce. The FCPA is intended to prohibit bribery of foreign officials or parties and requires U.S. public companies to keep books and records that accurately and fairly reflect their transactions. OFAC and the U.S. Department of Commerce administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our employees or restrictions on our operations, which could increase our costs of operations, reduce our profits or cause us to forgo opportunities that would otherwise support our growth.

With regard to transfers of personal data, as such term is used in the European Union, or EU Data Protection Directive and applicable EU member state legislation, from European customers to the U.S., we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce and the European Union and Switzerland.  The U.S.-EU Safe Harbor Framework, which, together, with the U.S.-Swiss Safe Harbor Framework, established the means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in October 2015 by the ECJ Ruling.  As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework.  In light of these events, we may find it necessary or desirable to make other changes to our personal data handling. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the United States. We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our solutions.  Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings.  We, and those transferring personal data to us, may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.

Additionally, the federal, state, local and foreign laws and regulations that apply to our business are complex and change frequently, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations.  For example, the European Union is considering adoption of a general data protection regulation that would supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Complying with the laws and regulations applicable to us may require us to incur additional costs and restrict our business operations, and in the event we fail to comply with these laws and regulations, or new or differing interpretations of them, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a loss of business. Any of these matters could materially adversely affect our business, financial condition or operational results.

Economic and other risks associated with international operations could impede our international expansion, which could limit our future growth.

We currently operate in the U.S. and through foreign subsidiaries in Dublin, Ireland; Ottawa, Canada; George Town, Grand Cayman; Brisbane, Australia; and Beijing, China and we may continue to expand into additional international markets. Our limited experience operating internationally exposes us to additional risks and operating costs. We cannot be certain that we will be successful in introducing or marketing our services internationally or that our services will gain market acceptance or that growth in commercial use of the Internet internationally will continue. There are risks inherent in conducting business in international markets, including the need to localize our products and services to foreign customers’ preferences and customs, difficulties in managing operations due to language barriers, distance, staffing and cultural differences, application of foreign laws and regulations, tariffs and other trade barriers, fluctuations in currency exchange rates, establishing management systems and infrastructures, reduced protection for intellectual property rights in some countries, changes in foreign political and economic conditions, and potentially adverse tax consequences. Our inability to expand and market our products and services internationally could have a negative effect on our business, revenue, financial condition and results of operations.

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

If we fail to comply with applicable payment card rules and regulations, we may incur additional fees, fines and ultimately the revocation of the right to accept payment card payments, which could materially and adversely affect our business, financial condition and results of operations.

Many of our customers pay amounts owed to us using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or with the terms of our agreements with our merchant banks and card issuers, we could be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers. We have experienced non-compliance with certain payment card association operating rules and information security standards, and may experience such failures in the future as such rules and standards evolve and our business changes and expands. Any failure to adequately secure payment card information or to appropriately control fraudulent payment card transactions would result in significantly higher payment card‑related costs, fines or fees from card issuers, and expenses related to remediation of non-compliance, and could materially and adversely affect our business, financial condition and results of operations.

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

We may in the future record significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.  We currently have a net deferred tax liability and it is more likely than not that our deferred tax assets will be realized. However, future growth of our deferred tax assets may require a valuation allowance being placed against a portion of our deferred tax assets. We will continue to assess the need for a valuation allowance in the future. In the event that we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period on which that determination was made, which could have a material adverse impact on our financial condition and results of operations.

Risks Relating to the Separation

We are bound by a number of agreements, including the Employee Matters Agreement, Separation and Distribution Agreement and the Tax Matters Agreement, that we entered into with Demand Media in connection with the Separation.

In connection with the Separation, we entered into a number of agreements with Demand Media that govern our ongoing relationships between Demand Media and us after the Separation. The Employee Matters Agreement allocated certain liabilities and responsibilities between us and Demand Media relating to employee compensation and benefit plans and programs.

The Separation and Distribution Agreement governs certain aspects of our relationship with Demand Media, including providing information to the other party on the conduct of its business prior to the Separation reasonably necessary to prepare financial statements and any reports or filings to be made with any governmental authority.  In addition, this agreement obligates each party to indemnify the other for certain liabilities in connection with the Separation, all liabilities to the extent relating to or arising out of our or their respective business as conducted at any time, including certain specified litigation matters, and any breach by either party of this agreement.  The Tax Matters Agreement governs our and Demand Media’s respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.  In general, we expect that Demand Media will be responsible for the payment of all taxes, including consolidated U.S. federal income taxes of the Demand Media tax reporting group for which we are severally liable, to the extent such taxes are not attributable to our operations or the operations of our subsidiaries, and we will be responsible for the payment of all taxes attributable to our operations and the operations of our subsidiaries.  Taxes relating to or arising out of the failure of the Separation to qualify as a tax-free transaction for U.S. federal income tax purposes will be borne by Demand Media and us in proportion to Demand Media's and our respective fair market values as of the date of the Separation, except, in general, if such failure is attributable to our action or Demand Media's action, as the case may be, or certain transactions involving our stock or the stock of Demand Media, as the case may be, in which event the resulting liability will be borne in full by us or Demand Media, respectively.

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

If the Separation and related distribution of Rightside stock fails to qualify as a tax-free transaction for U.S. federal income tax purposes, then the distribution could result in significant tax liabilities.

Demand Media received a private letter ruling from the IRS and an opinion of tax counsel, each substantially to the effect that for U.S. federal income tax purposes, the Separation and the distribution of shares of Rightside common stock qualifies as a transaction that was tax-free for purposes of income, gain or loss by Demand Media or its stockholders.  The IRS ruling and the tax opinion, rely on certain facts, assumptions, and undertakings, and certain representations from Demand Media and us, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion relies on the IRS ruling.  Notwithstanding the IRS ruling and the tax opinion, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings are not correct, or that the distribution should be taxable for other reasons, including if the IRS were to agree with the conclusions in the tax opinion that are not covered by the IRS ruling.

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

The Separation is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return; and (2) the entity: (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer; (b) has unreasonably small capital with which to carry on its business; or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or entity acting on behalf of a creditor (including without limitation a trustee or debtor‑in‑possession in a bankruptcy by us or Demand Media or any of our respective subsidiaries) may bring an action alleging that the Separation or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, voiding our claims against Demand Media, requiring our stockholders to return to Demand Media some or all of the shares of our common stock issued in the Separation, or providing Demand Media with a claim for money damages against us in an amount equal to the difference between the consideration received by Demand Media and our fair market value at the time of the Separation.

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

The distribution of our common stock is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware (the “DGCL”), a corporation may only pay dividends to its stockholders either (1) out of its surplus (net assets minus capital) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although Demand Media distributed our common stock entirely from surplus, we cannot assure you that a court will not later determine that some or all of the distribution to Demand Media stockholders was unlawful.

Risks Relating to Owning Our Common Stock

The market price of our common stock may fluctuate significantly.

We cannot predict the prices at which our common stock may trade in the future.  The market price of our common stock may fluctuate significantly, depending on many factors, some of which are beyond our control, including but not limited to:

•	actual or anticipated fluctuations in our quarterly or annual financial condition and operating performance;
•	the operating and stock price performance of similar companies;
•	a shift in our investor base;
•	introduction of new services by us or our competitors;
•	success or failure of our business strategy;
•	our ability to obtain financing as needed;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	the overall performance of the equity markets;
•	the number of shares of our common stock publicly owned and available for trading;
•	threatened or actual litigation or governmental investigations;
•	changes in laws or regulations affecting our business, including tax legislation;
•	announcements by us or our competitors of significant acquisitions or dispositions;
•	any major change in our board of directors or management;
•	changes in earnings estimates by securities analysts or our ability to meet earnings guidance;
•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;
•	large volumes of sales of our shares of common stock by existing stockholders;
•	announcements or actions by stockholder activists;
•	investor perception of us and our industry; and
•	general political and economic conditions, and other external factors.

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

As of December 31, 2015, we had $103.0 million of goodwill, representing approximately 30% of our total assets as of such date. In accordance with GAAP, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment.  Significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows may result in us having to take impairment charges against goodwill. If we determine significant impairment of our goodwill, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

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

For as long as we are an “Emerging Growth Company,” we are exempt from certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies, and the reduced reporting requirements applicable to “Emerging Growth Companies” may make our common stock less attractive to investors.

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

For as long as we are an “Emerging Growth Company,” which may be up to five full fiscal years, if we elect to take advantage of applicable JOBS Act provisions, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), such as requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be materially and adversely affected and more volatile.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not timely complete our analysis of our internal control over financial reporting, or these internal controls may be determined to be ineffective, which could adversely affect investor confidence in us and, as a result, the value of our common stock.

We are required to file with the SEC annual, quarterly and current reports that are specified in Section 13 of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including the requirements of NASDAQ, and certain provisions of the Sarbanes‑Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and the NASDAQ Listing Rules;
•	create or expand the roles and duties of our board of directors and committees of the board of directors;
•	institute more comprehensive financial reporting and disclosure compliance functions;
•	supplement our internal accounting and auditing function, including retaining and hiring additional staff with expertise in accounting and financial reporting for a public company;
•	formalize closing procedures at the end of our accounting periods;
•	maintain an enhanced internal audit function;
•	maintain an enhanced investor relations function;
•	establish new internal policies, including those relating to disclosure controls and procedures; and
•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate. We lease an approximate 41,000 square‑foot facility for our headquarters in Kirkland, Washington. In addition, we lease offices in Denver, Colorado and Austin, Texas, and offices for our international operations in Dublin, Ireland and Brisbane, Australia. We also lease space in large data centers in other locations in North America and Europe. We believe our current and planned offices and data centers will be adequate for the foreseeable future.

Item 3.	Legal Proceedings

There are no pending or threatened legal proceeding to which we are a party that, in our belief, are reasonably likely to have a material adverse effect on our business, financial results and existing or future operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “NAME.”  Prior to the Separation from Demand Media, Rightside’s common stock began trading on NASDAQ Global Select Market on a “when-issued” basis on July 25, 2014, and on a “regular way” basis on August 1, 2014, the Separation date.  There was no public market for Rightside common stock prior to July 25, 2014.

	High	Low
Year ended December 31, 2015:
First Quarter	$10.38	$6.49
Second Quarter	10.27	6.52
Third Quarter	8.15	6.05
Fourth Quarter	8.91	7.14
Year ended December 31, 2014:
Third Quarter (July 25, 2014 to September 30, 2014)	$17.00	$9.48
Fourth Quarter	10.90	6.42

Holders of Record

As of March 4, 2016, our common stock was held by 42 stockholders of record and there were 19,196,585 shares of common stock outstanding. Stockholders of record do not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during the year and quarter ended December 31, 2015.

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

The graph compares the cumulative total return of our common stock for the period starting on August 1, 2014, the date of our separation from Demand Media, and ending on December 31, 2015, with that of the NASDAQ Global Market Composite and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on August 1, 2014, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Equity

During 2015, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

The statements of operations data for 2015, 2014 and 2013, as well as the balance sheet data as of December 31, 2015 and 2014, are derived from our audited financial statements that are included elsewhere in this report. The statements of operations data for 2012 and 2011, as well as the balance sheet data as of December 31, 2013, 2012 and 2011, are derived from audited financial statements not included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

On December 31, 2012, we completed the acquisition of the net assets of Name.com, a retail registrar company based in Denver, Colorado. The acquisition of Name.com is included in our selected financial data as of the date of the acquisition.

Prior to the Separation on August 1, 2014, our financial statements are presented on a combined basis as carve-out financial statements, as we were not a separate consolidated group.  Our financial statements were derived from the financial statements and accounting records of Demand Media. After the Separation, our financial statements are presented on a consolidated basis.

The following selected financial data should be read in conjunction with the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report (in thousands, except per share data).

	Year ended December 31,
Statement of Operations Data	2015	2014	2013	2012	2011
Revenue	$212,486	$191,748	$185,192	$172,968	$160,475
Cost of revenue (excluding depreciation and amortization)	162,452	149,710	133,714	118,142	101,391
Sales and marketing	10,567	9,461	10,210	8,725	6,074
Technology and development	21,062	20,476	18,516	14,779	14,072
General and administrative	20,078	21,157	24,191	18,914	17,293
Depreciation and amortization	16,428	15,441	14,382	13,495	15,250
Gain on other assets, net	(9,403)	(22,103)	(4,232)	—	—
Interest expense	4,922	1,988	—	—	—
Other expense (income), net	18	(1,196)	58	64	20
(Loss) income before income taxes	(13,638)	(3,186)	(11,647)	(1,151)	6,375
Income tax (benefit) expense	(2,314)	(1,328)	(944)	(162)	2,557
Net (loss) income	$(11,324)	$(1,858)	$(10,703)	$(989)	$3,818

Net (loss) income per share attributable to common stockholders
Basic	$(0.60)	$(0.10)	$(0.58)	$(0.05)	$0.21
Diluted	$(0.60)	$(0.10)	$(0.58)	$(0.05)	$0.21

Weighted average shares used in computing net (loss) income per share
Basic	18,867	18,452	18,413	18,413	18,413
Diluted	18,867	18,452	18,413	18,413	18,413

	As of December 31,
Balance Sheet Data	2015	2014 (1)	2013 (1)	2012 (1)	2011 (1)
Cash and cash equivalents	$45,095	$49,743	$66,833	$40,593	$10,985
Deferred registration costs	91,135	87,791	78,787	69,038	60,190
Total assets	337,304	334,851	315,207	276,312	197,652
Deferred revenue	118,781	111,878	96,543	85,307	76,815
Debt	24,777	25,105	—	—	—
Total liabilities	194,017	186,006	142,451	131,685	117,011
Total stockholders' equity	143,287	148,845	172,756	144,627	80,641

(1)

In 2015, we retrospectively adopted a new accounting standard that required the classification of all deferred tax assets and liabilities as noncurrent. Total assets and total liabilities have been updated to reflect this change.

The following reconciliation of Net income (loss) to Adjusted EBITDA should be read in conjunction with our discussion of Non-GAAP financial measures within the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands):

	Year ended December 31,
Net (Loss) Income to Adjusted EBITDA	2015	2014	2013	2012	2011
Net (loss) income	$(11,324)	$(1,858)	$(10,703)	$(989)	$3,818
Add (deduct):
Income tax (benefit) expense	(2,314)	(1,328)	(944)	(162)	2,557
Gain on sale of marketable securities	—	(1,362)	—	—	—
Gain on other assets, net	(9,403)	(22,103)	(4,232)	—	—
Interest expense	4,922	1,988	—	—	—
Depreciation and amortization	16,428	15,441	14,382	13,495	15,250
Stock-based compensation expense	6,296	5,836	9,463	10,112	9,738
Acquisition and realignment costs	202	294	31	—	—
Adjusted EBITDA	$4,807	$(3,092)	$7,997	$22,456	$31,363

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Item 1A. Risk Factors” and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. You should read the following discussion and analysis together with the audited financial statements and the related notes to those statements included elsewhere in this report. Throughout this discussion and analysis we refer to our years ended December 31, 2015, 2014, and 2013, as “2015,” “2014” and “2013.”

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

We are one of the world’s largest registrars, offering domain name registration and other related services to resellers and directly to domain name registrants. Through our eNom brand, we provide infrastructure services that enable a network of more than 28,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands, including Name.com, we directly offer domain name registration services to more than 320,000 customers. As of December 31, 2015, we had more than 16.5 million domain names under management. In addition to domain name registration and related services, we have developed proprietary tools and services that identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of domain names as well as for our customers’ domain names.

We are a leading domain name registry with a portfolio of 39 gTLDs acquired from ICANN’s New gTLD Program. To date, we have launched all 39 of our gTLDs, including .NEWS, .LIVE, and .FAMILY, into general availability in the marketplace. Our registry services business continues to build a diverse distribution network of over 125 ICANN accredited registrars, including GoDaddy, eNom and Name.com, as well as other complementary distribution partners such as website builders and email service providers, that offer our gTLD domain names to businesses and consumers. Furthermore, our distribution network includes registrars and other partners in international markets, positioning our company to capture additional sales on a global scale. In addition to operating our own Registry, we provide technical back-end infrastructure services to Donuts, a third-party operator of new gTLDs (collectively with the New gTLD Program, our “gTLD Initiative”).

The combination of our registrar and registry services businesses makes us one of the largest providers of end-to-end domain name services in the world. This uniquely positions us to capitalize on the New gTLD Program because we can distribute owned and third-party gTLDs through our retail registrar brands, our eNom reseller network and our third-party registrar distribution channel.

We generate the majority of our revenue through domain name registration subscriptions, including registrations of domain names for our owned gTLDs, and related value-added services. We also generate revenue from advertising on, and from the sale of, domain names that are registered to our customers or ourselves. Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.  We had revenue of $212.5 million, net loss of $11.3 million and Adjusted EBITDA of $4.8 million for 2015; compared to revenue of $191.7 million, net loss of $1.9 million and Adjusted EBITDA of $(3.1) million for 2014.

Separation from Demand Media

Prior to August 1, 2014, Rightside was a wholly-owned subsidiary of Demand Media. On August 1, 2014, Demand Media completed a tax-free transaction involving the distribution of all outstanding shares of Rightside common stock to holders of Demand Media common stock as of the record date.

Prior to the Separation, the authorized shares of Rightside capital stock were increased from 1,000 shares to 120.0 million shares, divided into the following classes: 20.0 million shares of preferred stock, par value $0.0001 per share, and 100.0 million shares of common stock, par value $0.0001 per share. The 1,000 shares of Rightside common stock, par value $0.0001 per share, that were previously issued and outstanding were automatically reclassified as and became 18.4 million shares of common stock, par value $0.0001 per share. Upon the Separation, holders of Demand Media common stock on the record date received one share of Rightside common stock for every five shares of Demand Media common stock. Rightside became an independent, publicly-traded company on the NASDAQ using the symbol: “NAME.”

We had or have agreements with Demand Media that have an impact on our results of operations and financial condition. This includes a Transition Services Agreement (the “TSA”) and Tax Matters Agreement. Under the TSA, Demand Media provided us with certain financial, administrative, and accounting-related support and systems. The transition services were completed in February 2016.

Our ability to raise equity capital is subject to the restrictions in the Tax Matters Agreement, which requires us to comply with the representations made in the IRS private letter ruling or in materials submitted to the IRS and our tax counsel in connection with the Separation. These representations contain restrictions on our ability to take actions that could cause the Separation to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, including entering into any transaction or series of transactions as a results of which any person or group of persons would acquire or have the right to acquire from us or stockholders our stock greater than certain threshold amounts, or issuing our stock in an offering in amounts greater than certain threshold amounts. Some of these restrictions will apply for the two-year period after the Separation. If the Separation fails to qualify as a tax-free transaction for U.S. federal income tax purposes, we could be responsible for taxes arising from the actions that cause the Separation to not qualify as tax-free.

Opportunities, Challenges and Risks

The majority of our revenue is derived from domain name registrations and related value‑added service subscriptions from our wholesale and retail customers of our registrar platform. Growth in our revenue is dependent upon our ability to attract wholesale and retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value‑added service renewal rates and to grow those relationships through competitive pricing on domain name registrations, differentiated value‑added services, customer service offerings, and best‑in‑class reseller integration tools. Over the past few years our revenue growth has been driven by the addition of reseller customers with large volumes of domain names as well as the acquisition of Name.com, a leading retail registrar. Certain of these large customers account for a significant portion of our revenue, and from time to time, we enter into multi‑year agreements with those customers. For example, our top three customers account for 28% of our consolidated revenue for 2015. We also generate advertising revenue through our monetization platform for websites or domain names that we or our customers own. Over the past few years, the revenue associated with these websites has been relatively flat with low traffic and advertising yields in the marketplace, which we expect to continue.

We began generating cash sales as the exclusive registry operator for our portfolio of new gTLDs in the first quarter of 2014. We have had steady growth in our registry services revenue since our launch as a registry operator. For 2015, our revenue from Registry services was $8.4 million compared to $1.9 million for 2014.

We made payments and deposits of $9.7 million, $32.0 million and $3.9 million during 2015, 2014 and 2013, respectively, for certain gTLD applications under the New gTLD Program. These payments represent amounts paid directly to ICANN and third parties in the pursuit of certain exclusive gTLD operator rights. We capitalize payments made for gTLD applications and other acquisition related costs, and include them in other long‑term assets and intangible assets on the balance sheets. As part of the New gTLD Program, we have received partial cash refunds for certain gTLD applications and to the extent we elect to sell or withdraw certain gTLD applications throughout the process, we will continue to incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, gTLD application fees and other acquisition-related costs are reclassified as finite‑lived intangible assets and amortized on a straight‑line basis over their estimated useful life. We expense as incurred other costs incurred as part of this gTLD Initiative and not directly attributable to the acquisition of gTLD operator rights.

Our cost of revenue, which is the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue. With the recent revenue growth coming from the sales of our higher margin registry business, our cost of revenue as a percentage of revenue has decreased in 2015 compared to 2014.

Our marketing expense has grown in recent years as we have promoted our Name.com retail registrar and the New gTLD Program. Marketing activity primarily flows through our sales and marketing expense line item.  Although to the extent that our registry offers performance incentive rebates or other business incentives to our partners, those incentives are recognized as a reduction to revenue.

Over the long term, we expect our overall operating margins to increase as the registry services business becomes a larger contributor to our overall revenue mix. In addition, we are driving initiatives in the area of price optimization and other operating cost reduction programs that we believe will further expand our direct profit in the registrar services business.

Registrar Services Operating Metrics

We review a number of business metrics, including the following key metrics, to evaluate our Registrar services business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. We believe the following measures are the primary indicators of our performance:

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

The following table sets forth performance highlights of key business metrics for our Registrar services for the periods presented (in millions, except for per domain and percentage data):

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
End of period registrar services domains	16.3	16.0	14.8	1.9%	8.1%
Average revenue per domain	$10.79	$10.41	$10.02	3.7%	3.9%
Renewal rate	75.3%	72.9%	69.9%

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

We began recognizing revenue from our gTLD Initiative in the fourth quarter of 2013 and began generating cash sales from the portfolio of new gTLDs we exclusively operate in the first quarter of 2014. The amount as well as the timing of revenue is uncertain and is dependent upon the demand and level of user adoption of new gTLDs, the timing and number of our back‑end registry customers’ launches of gTLDs, and the continued progress of the New gTLD Program. To the extent that our registry offers performance incentive rebates or certain other business incentives to our partners, those incentives are recognized as a reduction to revenue.

Costs and Expenses

Cost of Revenue

Cost of revenue consists primarily of direct costs we incur with selling an incremental product to our customers. Substantially all cost of revenue relates to domain name registration costs, payment processing fees, third-party commissions and customer care. Similar to our billing practices, we pay domain costs at the time of purchase, but recognize the costs of service ratably over the life of the registration. Customer care expense represents the costs to consult, advise and service our customers’ needs. Customer care expenses primarily consist of personnel-related costs (including stock-based compensation expense) and are expensed as incurred. We expect cost of revenue to increase in absolute dollars in future periods as we expand our registrar services business and our total customers. Domain name costs include fees paid to the various domain registries and ICANN. We prepay these costs in advance for the life of the registration. The terms of registry pricing are established by an agreement between registries and registrars. Cost of revenue may increase or decrease as a percentage of total revenue, depending on the mix of products sold in a particular period and the sales and marketing channels used.

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

Technology and Development

Technology and development consists primarily of costs associated with creation, development and distribution of our products and websites. These expenses primarily consist of personnel-related costs (including stock-based compensation expense) associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in future headcount and global infrastructure footprint. We anticipate that our technology and development expense will increase slightly in the near term as a percentage of revenue, as we will have a full year of pay for personnel hired in the back half of 2015.

General and Administrative

General and administrative consists primarily of personnel-related costs (including stock-based compensation expense) from our executive, legal, finance, human resources and information technology organizations and facilities‑related expenditures, as well as third-party professional fees, and insurance expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. In the near term, we expect our general and administrative expenses to remain level as a percentage of revenue as we support the growth of our business, but in the long term, we anticipate our general and administrative expenses will decline as a percentage of revenue.

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

Income Tax Expense (Benefit)

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

Basis of Presentation

Prior to the Separation on August 1, 2014, our businesses were operated as part of Demand Media and not as a separate stand‑alone entity. For the periods prior to the Separation, we prepared our financial statements on a “carve‑out” basis from the consolidated financial statements of Demand Media to represent our financial position and operating results as if we had existed on a stand‑alone basis during such periods. We derived our pre-Separation financial statements from the consolidated financial statements and accounting records of Demand Media using the historical results of operations and historical basis of attributed assets and liabilities of Rightside’s businesses. These historical financial statements reflect our financial position, results of operations and cash flows in conformity with GAAP. Our financial statements include certain assets, liabilities, revenue and expenses of Demand Media, which were allocated for certain functions, including general corporate expenses related to finance, legal, information technology, human resources, shared services, insurance, employee benefits and incentives, and stock-based compensation expense. These attributed assets, liabilities, revenue and expenses have been allocated to us on the basis of direct usage when identifiable, and for resources indirectly used by us, allocations were based on relative headcount, revenue, or other methodology, to reflect estimated usage by the Rightside businesses. Management considers the allocation methodology and results to be reasonable for such periods. However, these allocations may not be indicative of the actual results that we would have incurred as an independent public company. As such, the pre-Separation financial statements included herein may not necessarily reflect our results of operations, financial position or cash flows would have been had we been an independent company during the periods presented.

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

For arrangements with multiple deliverables, we allocate revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. We determine the fair value of the selling price for a deliverable using a hierarchy of (1) Company specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. We allocate any arrangement fee to each of the elements based on their relative selling prices. To the extent that we offer performance incentive rebates or certain other business incentives to our partners, those incentives will be recognized as a reduction to revenue.

We eliminate all intercompany revenue and transactions in consolidation.

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

Our businesses including eNom and Name.com, are ICANN accredited registrars. Thus, we are the primary obligor with our reseller, and retail registrant customers and are responsible for the fulfillment of our registrar services to those parties. As a result, we report revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, we do not recognize any revenue related to transactions between its reseller customers and its ultimate retail customers. A portion of our resellers have contracted with us to provide billing and credit card processing services to the resellers’ retail customer base in addition to registration services. Under these circumstances, the cash collected from these resellers’ retail customer base exceeds the fixed amount per transaction that we charge for domain name registration services. Accordingly, we do not recognize the amounts that we collect for the benefit of the reseller as revenue, rather the amounts are recorded as a liability until we remit the funds to the reseller on a periodic basis. We report revenue from these resellers on a net basis because the reseller determines the price to charge the retail customer and maintains the primary customer relationship.

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

We determined that there is VSOE for domain name registrations through analysis of historical stand‑alone transactions sold by us, which have been consistently priced with limited discounts. For domain name sales, we have determined that TPE is not a practical alternative due to uniqueness of domain names compared to those sold by competitors and the availability of relevant third-party pricing information. We have not established VSOE for domain names due to the lack of pricing consistency and other factors. Accordingly, we allocate revenue to the domain name sale deliverable in the arrangement based on best estimate of the selling price (“BESP”). We determine BESP by reference to the total transaction price and an estimate of what a market participant would pay without the registration service. Based on the nature of the transaction and its elements, we believe that there are no meaningful discounts embedded in the overall arrangement. We recognize domain name sales revenue when title to the name is transferred to the buyer and the related registration fees are recognized on a straight‑line basis over the registration term. If we sell a domain name, we recognize any unamortized cost basis as a cost of revenue over the registration term.

For sales of our owned and operated domain names generated through NameJet, we recognize revenue on a gross basis in our statements of operations, and record the related commission in cost of revenue. For sales of third-party owned domain names generated through NameJet, we recognize revenue net of auction service fee payments to NameJet. We generated revenue of approximately $5.0 million, $4.4 million and $5.1 million from domain name sales generated through NameJet for 2015, 2014 and 2013, respectively.

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

gTLDs

We capitalize payments for gTLD applications and other costs directly attributable to the acquisition of gTLD registry operator rights and include them in other long-term assets. We have received and may continue to receive partial cash refunds for certain gTLD applications, and to the extent we elect to sell or withdraw certain gTLD applications throughout the process, we may also incur gains or losses on amounts invested. These gains have been recorded as gains on other assets, net, on the statements of operations. As gTLDs become available for their intended use, gTLD application fees and acquisition related costs are reclassified as finite lived intangible assets and amortized on a straight-line basis over an estimated useful life of 10 years, which approximates the pattern in which the economic benefits are consumed. Other costs incurred as part of the gTLD Initiative and not directly attributable to the acquisition of gTLD registry operator rights are expensed as incurred.

Impairment of Intangible Assets

We evaluate the recoverability of our finite‑lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such events or circumstances occur, an impairment test would be performed by comparing the estimated undiscounted future cash flows expected to result from the use of the asset group to the related asset group’s carrying value. If an asset group is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. We have not recognized any such impairment loss associated with our finite‑lived intangible assets during 2015, 2014 or 2013.

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

Our most recent annual impairment analysis was performed in the fourth quarter of 2015 and indicated that the fair value of our reporting unit exceeded the carrying value at that time. As of December 31, 2015, our market capitalization approximated our book value. Should this condition continue to exist for an extended period of time, we will consider this and other factors, including our anticipated future cash flows, to determine whether goodwill is impaired. If we are required to record a significant impairment charge against certain intangible assets reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods. Based on a review of events and changes in circumstances at the reporting unit level through December 31, 2015, we have not identified any indications that the carrying value of our goodwill is impaired. We will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2016, consistent with our existing accounting policy. There were no charges recorded related to goodwill impairment during 2015, 2014 and 2013.

Impairment of Long‑lived Assets

We evaluate the recoverability of our long‑lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such events or circumstances occur, an impairment test would be performed by comparing the estimated undiscounted future cash flows expected to result from the use of the asset group to the related asset group’s carrying value. If an asset group is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. We have not recognized any such impairment loss associated with our long‑lived assets during 2015, 2014 or 2013.

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

Recent Accounting Pronouncements

Refer to Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements within the notes to the consolidated financial statements.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands). The period‑to‑period comparison of financial results is not necessarily indicative of future results.

	Year ended December 31,
	2015	2014	2013
Revenue	$212,486	$191,748	$185,192
Cost of revenue (excluding depreciation and amortization)	162,452	149,710	133,714
Sales and marketing	10,567	9,461	10,210
Technology and development	21,062	20,476	18,516
General and administrative	20,078	21,157	24,191
Depreciation and amortization	16,428	15,441	14,382
Gain on other assets, net	(9,403)	(22,103)	(4,232)
Interest expense	4,922	1,988	—
Other expense (income), net	18	(1,196)	58
Loss before income tax	(13,638)	(3,186)	(11,647)
Income tax benefit	(2,314)	(1,328)	(944)
Net loss	$(11,324)	$(1,858)	$(10,703)

The following table presents our stock-based compensation expense included in the above line items (in thousands):

	Year ended December 31,
	2015	2014	2013
Cost of revenue	$210	$372	$458
Sales and marketing	870	1,178	1,598
Technology and development	1,345	1,049	1,377
General and administrative	3,871	3,237	6,030
Total stock-based compensation expense	$6,296	$5,836	$9,463

The following table presents our depreciation and amortization by expense classification (in thousands):

	Year ended December 31,
	2015	2014	2013
Cost of revenue	$8,102	$6,021	$5,336
Sales and marketing	1,269	1,294	2,365
Technology and development	4,768	5,766	5,343
General and administrative	2,289	2,360	1,338
Total depreciation and amortization	$16,428	$15,441	$14,382

The following table presents our results of operations as a percentage of revenue (amounts may not total due to rounding):

	Year ended December 31,
	2015	2014	2013
Revenue	100%	100%	100%
Cost of revenue (excluding depreciation and amortization)	76	78	72
Sales and marketing	5	5	6
Technology and development	10	11	10
General and administrative	9	11	13
Depreciation and amortization	8	8	8
Gain on other assets, net	(4)	(11)	(2)
Interest expense	2	1	—
Other expense (income), net	—	(1)	0
Loss before income taxes	(6)	(2)	(7)
Income tax benefit	(1)	(1)	(1)
Net loss	(5)%	(1)%	(6)%

Revenue

Revenue by service line was as follows (in thousands, except percentage data):

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Registrar services	$173,954	$160,168	$141,558	9%	13%
Registry services	8,438	1,917	—	340%	N/A
Aftermarket and other	32,683	30,163	43,634	8%	(31)%
Eliminations	(2,589)	(500)	—	418%	N/A
Total revenue	$212,486	$191,748	$185,192	11%	4%

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

Registrar Services

2015 compared to 2014. Registrar services revenue for 2015 increased by $13.8 million, or 9%, to $174.0 million compared to $160.2 million in 2014. The increase was primarily due to organic growth in our retail and wholesale channels, driven by an increase of $6.9 million from registrations of new gTLD domain names and an increase of $6.7 million from legacy domain names.

2014 compared to 2013. Registrar services revenue for 2014 increased by $18.6 million, or 13%, to $160.2 million compared to $141.6 million in 2013. This increase was primarily due to growth in domain name registrations associated with the continued onboarding of eNom wholesale partners.

Registry Services

2015 compared to 2014. Registry services revenue for 2015 increased by $6.5 million, to $8.4 million compared to $1.9 million in 2014. The increase was primarily driven by registrations of our owned and operated new gTLDs. Sales from the portfolio of new gTLDs we exclusively own and operate began in the first quarter of 2014. As of December 31, 2015, our Registry services end of period domains increased to 401,000 from 149,000 in 2014.

2014 compared to 2013. Registry services revenue for 2014 was $1.9 million. We did not have any registry services revenue in 2013. Sales from the portfolio of new gTLDs we exclusively own and operate began in the first quarter of 2014. As of December 31, 2014, our Registry services end of period domains were 149,000.

Aftermarket and Other

2015 compared to 2014. Aftermarket and other revenue for 2015 increased by $2.5 million, or 8%, to $32.7 million compared to $30.2 million in 2014. The increase was primarily due to an increase in our domain name monetization revenue of $3.2 million from improved performance by third party advertising partners, partially offset by a $0.7 million decrease in our domain sales, driven by lower sales of domain names in our portfolio.

2014 compared to 2013. Aftermarket and other revenue for 2014 decreased by $13.4 million, or 31%, to $30.2 million compared to $43.6 million in 2013. The decrease was primarily due to a $7.7 million decrease in domain sales, driven by lower sales of domain names in our portfolio, and a $5.6 million decrease in our advertising revenue, driven primarily from our decision to eliminate the low quality advertising traffic on our advertising platform.

Cost and Expenses

Costs and expenses were as follows (in thousands, except percentage data):

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cost of revenue (excluding depreciation and amortization)	$162,452	$149,710	$133,714	9%	12%
Sales and marketing	10,567	9,461	10,210	12%	(7)%
Technology and development	21,062	20,476	18,516	3%	11%
General and administrative	20,078	21,157	24,191	(5)%	(13)%
Depreciation and amortization	16,428	15,441	14,382	6%	7%
Gain on other assets, net	(9,403)	(22,103)	(4,232)	(57)%	422%
Interest expense	4,922	1,988	—	148%	N/A
Other expense (income), net	18	(1,196)	58	102%	2,162%
Income tax benefit	(2,314)	(1,328)	(944)	74%	41%

Cost of Revenue

2015 compared to 2014. Cost of revenue for 2015 increased by $12.8 million, or 9%, to $162.5 million compared to $149.7 million in 2014. The increase was primarily due to $8.3 million in domain name registration fees associated with our growth in registered domain names and related revenue and $4.5 million in revenue sharing costs paid to our domain name monetization customers.

2014 compared to 2013. Cost of revenue for 2014 increased by $16.0 million, or 12%, to $149.7 million compared to $133.7 million in 2013. The increase was primarily due to $18.3 million in domain name registration costs associated with our growth in registered domain names and related revenue, $0.5 million increase in personnel costs, partially offset by a decrease of $2.7 million in revenue sharing costs paid to our domain name monetization customers.

Sales and Marketing

2015 compared to 2014. Sales and marketing for 2015 increased by $1.1 million, or 12%, to $10.6 million compared to $9.5 million in 2014. The increase was primarily due to $1.4 million in advertising and marketing costs for new marketing campaigns for our owned gTLDs, partially offset by a decrease in stock-based compensation expense of $0.3 million.

2014 compared to 2013. Sales and marketing for 2014 decreased by $0.7 million, or 7%, to $9.5 million compared to $10.2 million in 2013. The decrease was primarily due to a $0.4 million reduction in stock-based compensation expense, $0.4 million in lower commissions as a result of reduced domain name sales, and $0.6 million less in personnel-related costs, partially offset by an increase of $0.8 million for new marketing campaigns for our owned gTLDs.

Technology and Development

2015 compared to 2014. Technology and development for 2015 increased by $0.6 million, or 3%, to $21.1 million compared to $20.5 million in 2014. The increase was primarily due to $0.7 million in infrastructure and technology costs to support our registry platform and our operations as a standalone company and $0.3 million in additional stock-based compensation expense, partially offset by a $0.4 million decrease in personnel-related costs.

2014 compared to 2013. Technology and development for 2014 increased by $2.0 million, or 11%, to $20.5 million compared to $18.5 million in 2013. The increase was primarily due to a $1.3 million increase in personnel-related costs to support and develop our domain name services and registry platforms, $1.1 million in infrastructure and technology costs to support our registry platform and our operations as a standalone company, partially offset by a decrease of $0.3 million in stock-based compensation expense.

General and Administrative

2015 compared to 2014. General and administrative for 2015 decreased by $1.1 million, or 5%, to $20.1 million compared to $21.2 million in 2014. The decrease was primarily due to reductions of $1.1 million in personnel-related costs from the elimination of allocated costs from Demand Media, $0.7 million in professional services and $0.6 million in facilities and infrastructure costs. These decreases were partially offset by increases of $0.6 million in insurance, taxes and public company fees, $0.6 million in stock-based compensation expense and $0.2 million in consulting expense.

2014 compared to 2013. General and administrative for 2014 decreased by $3.0 million, or 13%, to $21.2 million compared to $24.2 million in 2013. The decrease was primarily due to a $2.8 million decrease in stock-based compensation expense due to a reduced allocation from Demand Media, which ceased upon our separation on August 1, 2014.

Depreciation and Amortization

2015 compared to 2014. Depreciation and amortization for 2015 increased by $1.0 million, or 6%, to $16.4 million compared to $15.4 million in 2014. The increase was primarily due to an increase of $2.0 million in amortization expense due to an increase in intangible assets as we added new gTLDs to our portfolio, partially offset by a decrease of $1.0 million in depreciation expense on property and equipment.

2014 compared to 2013. Depreciation and amortization for 2014 increased by $1.0 million, or 7%, to $15.4 million compared to $14.4 million in 2013. The increase was primarily due to an increase of $1.2 million in depreciation expense on property and equipment, offset by a decrease of $0.1 million in amortization of intangible assets.

Gain on Other Assets, Net

2015 compared to 2014. Gain on other assets, net for 2015 decreased by $12.7 million, to $9.4 million compared to $22.1 million in 2014. The decrease was due to fewer withdrawals of our interest in certain gTLD applications.

2014 compared to 2013. Gain on other assets, net for 2014 and 2013 was $22.1 million and $4.2 million due to payments received in exchange for the withdrawals of our interest in certain gTLD applications.

Interest Expense

2015 compared to 2014. Interest expense for 2015 increased by $2.9 million, to $4.9 million compared to $2.0 million in 2014. The increase was primarily driven by interest expense on our credit facilities.

2014 compared to 2013. Interest expense for 2014 was $2.0 million consisting of interest expense on our credit facilities. We did not have any interest expense in 2013.

Other (Income) Expense, Net

2015 compared to 2014. Other expense for 2015 was $18 thousand compared to other income of $1.2 million in 2014. Other (income) expense, net in 2014 included a $1.4 million gain on the sale of marketable securities.

2014 compared to 2013. Other income for 2014 was $1.2 million compared to other expense of $0.1 million in 2013. Other (income) expense, net in 2014 included a $1.4 million gain on the sale of marketable securities.

Income Tax Benefit

2015 compared to 2014. Income tax benefit for 2015 was $2.3 million, compared to $1.3 million in 2014. The increase was primarily due to increased book losses from our domestic operations during the period, which were partially offset by stock based compensation shortfalls and a state effective tax rate change.

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

The following is a reconciliation of Net (loss) income to Adjusted EBITDA (in thousands):

	Year ended December 31,
	2015	2014	2013
Net loss	$(11,324)	$(1,858)	$(10,703)
Add (deduct):
Income tax benefit	(2,314)	(1,328)	(944)
Gain on sale of marketable securities	—	(1,362)	—
Gain on other assets, net	(9,403)	(22,103)	(4,232)
Interest expense	4,922	1,988	—
Depreciation and amortization	16,428	15,441	14,382
Stock-based compensation expense	6,296	5,836	9,463
Acquisition and realignment costs	202	294	31
Adjusted EBITDA	$4,807	$(3,092)	$7,997

Adjusted EBITDA for the year ended December 31, 2015, increased $7.9 million, to positive $4.8 million, compared to negative $(3.1) million in 2014. The increase was primarily due to an increase in revenue of $20.8 million, a decrease of $0.9 million for personnel-related costs and a decrease of $0.6 million for other operating expenses, offset by an increase in cost of revenue of $12.8 million and an increase of $1.2 million in advertising and marketing costs. The increase in cost of revenue consists primarily of direct costs we incur with selling an incremental product to our customers.

Adjusted EBITDA for the year ended December 31, 2014, decreased $11.1 million, to negative $(3.1) million, from positive $8.0 million in 2013. The decrease was primarily due to an increase in cost of revenue of $16.0 million, an increase of $1.2 million in personnel-related costs and $0.9 million for other operating expenses, offset by an increase in revenue of $6.6 million.

Liquidity and Capital Resources

Historically, we have principally financed our operations from net cash provided by our operating activities. Our cash flows from operating activities are significantly affected by our cash based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of revenue, technology and development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our ongoing investments in our platform, company infrastructure, equipment and our investments in gTLD applications. Our capital expenditures and investments in gTLDs have to date been funded by both cash flow from operations and investment from our former parent, Demand Media, as well as proceeds from our credit facilities.

As of December 31, 2015, our principal sources of liquidity were our cash and cash equivalents in the amount of $45.1 million along with our $30.0 million revolving credit facility. As part of our separation from Demand Media, cash and cash equivalents were allocated between the two companies, resulting in Rightside receiving cash of $26.1 million as of August 1, 2014, and Demand Media assuming all of the existing outstanding debt at the separation date. Subsequent to the Separation, we entered into credit facilities designed to increase our liquidity and financial flexibility to pursue our strategic objectives, including the acquisition of additional gTLDs.

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

The SVB Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants. This facility has financial covenants, including a requirement that we maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated senior leverage ratio, a maximum consolidated net leverage ratio, and minimum liquidity. In June 2015, we amended our SVB Credit Facility (the “Amendment”) to revise the terms of our existing SVB Credit Facility. The Amendment, among other changes, amends the consolidated fixed charge coverage ratio in the SVB Credit Facility, to require that we maintain a consolidated fixed charge coverage ratio on a scale depending on the available revolving commitment under the SVB Credit Facility plus unrestricted cash. As of December 31, 2015, we were in compliance with the covenants under the SVB Credit Facility.

We incurred $0.6 million in fees to establish this facility that we have capitalized on our balance sheet as deferred financing costs, which we will amortize on a straight-line basis into interest expense over the term of the SVB Credit Facility.

As of December 31, 2015, we had letters of credit with a face amount of $11.0 million that were issued under the SVB Credit Facility.  We have made no other borrowings under this facility.

Tennenbaum Credit Facility

In August 2014, we entered into a $30.0 million term loan credit facility with certain funds managed by Tennenbaum Capital Partners LLC (“Tennenbaum Credit Facility”). Under this facility interest is based on a rate per year equal to LIBOR plus 8.75% and is payable quarterly. Quarterly principal payments of $375,000 on the term loan began March 31, 2015. Once repaid, the term loan may not be reborrowed. All amounts outstanding under the facility are due and payable in full on the maturity date in August 2019. We may prepay any principal amount outstanding on the term loan plus a premium of 4.00% (if prepaid in the first year), 2.50% (second year), 1.00% (third year), and 0.00% thereafter, plus customary “breakage” costs with respect to LIBOR loans.

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

Our obligations under the Tennenbaum Credit Facility are unconditionally guaranteed by substantially all of the assets of Rightside.  The Tennenbaum Credit Facility contains financial covenants and customary representations and warranties, events of default and affirmative and negative covenants. As of December 31, 2015, we were in compliance with the covenants under the Tennenbaum Credit Facility.

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

We estimated the fair value of the warrants by using the Black-Scholes Option Pricing Method (“Black-Scholes”). Under the Black-Scholes approach our key assumptions included the following:  Stock price of $14.49, strike price of $15.05, volatility of 42.44%, risk-free rate of 1.67%, dividend yield of 0% and 5 year term. We used the resulting fair value to allocate the proceeds from the Tennenbaum Credit Facility between liability and equity components.

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

Historical Cash Flow Trends

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Year ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$2,928	$965	$7,966
Net cash used in investing activities	(4,897)	(14,659)	(8,717)
Net cash (used in) provided by financing activities	(2,679)	(3,396)	26,991

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.9 million, $1.0 million and $8.0 million in 2015, 2014 and 2013, respectively.

Our net loss in 2015 was $11.3 million, which included a gain on the withdrawal of gTLD applications of $9.4 million, and non-cash charges of $22.1 million such as depreciation, amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital generated $1.6 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $4.9 million in 2015 compared to $14.7 million for 2014. The decrease in cash used in investing activities was primarily due to a decrease of $22.3 million of payments and deposits for investments in gTLD applications, which was offset by a decrease in proceeds of $13.5 million from gTLD application withdrawals. In addition, there was a decrease in cash used from the issuance of a $2.5 million note receivable in 2014 along with the repayments of $1.8 million 2015. Additionally, we had an increase of $1.0 million on the purchases of property and equipment, lower investments in intangible assets of $0.6 million, and an increase of $3.0 million from the change in restricted cash and proceeds from the sale of marketable equity securities in 2014. Cash invested in purchases of intangible assets and property and equipment, including internally developed software, was to support the growth of our business and infrastructure during these periods.

Net cash used in investing activities was $14.7 million in 2014 compared to $8.7 million for 2013. The increase of cash used in investing activities was primarily due to an increase of $28.1 million of payments and deposits for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights, which was offset by an increase in proceeds of $17.8 million from gTLD application withdrawals. We also issued a $2.5 million note receivable in 2014. In addition, we had a decrease of $1.6 million in restricted cash for 2014, lower investments in intangible assets of $0.8 million, a decrease of $3.6 million on the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.7 million in 2015 compared to $3.4 million in 2014.  The decrease in net cash used in financing activities was primarily due to the issuance of our credit facility and related debt financing costs in 2014 of $27.2 million, which was entered into to increase our liquidity and financial flexibility in pursuing our strategic objectives, including the acquisition of additional gTLDs. Additionally, the decrease was due to the principal payments on our credit facility of $1.5 million and the tax withholdings on restricted stock awards of $0.9 million. These decreases were partially offset by the $29.2 million parent company investment in 2014 and a $1.0 million payment for an acquisition holdback.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity or capital resources other than those contractual obligations disclosed below.

Contractual Obligations

The following table summarizes our outstanding contractual obligations and commercial commitments as of December 31, 2015 (in thousands):

		Capital Lease	Operating Lease	Purchase
Years Ending December 31,	Debt (1)	Commitments (2)	Commitments (3)	Obligations (4)	Total
2016	$4,400	$1,691	$1,235	$656	$7,982
2017	4,162	1,550	1,182	—	6,894
2018	3,838	—	1,096	—	4,934
2019	25,328	—	356	—	25,684
2020	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	$37,728	$3,241	$3,869	$656	$45,494

(1)	Includes principal and interest on our credit facilities.
(2)	Capital lease commitments are related to certain equipment under non-cancelable capital lease, as well as support for this equipment.
(3)	Operating lease commitments are related to office facilities in various locations.
(4)	Purchase obligations consist of enforceable and legally binding arrangements with third parties related to services to support operations.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and concentration of credit risk.

Interest Rate Risk

We are subject to interest rate risk in connection with the term loan drawn on the Tennenbaum Credit Facility, which accrue interest at variable rates. As of December 31, 2015, our borrowings under the Tennenbaum Credit Facility had an effective interest rate of 14.8%. Assuming the Tennenbaum Credit Facility is fully drawn and holding other variables constant, a 1% increase in interest rates, occurring January 1, 2016 and sustained throughout the period ended December 31, 2016, would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $0.3 million per year.

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

Concentrations of Credit Risk

Our cash and cash equivalents were maintained with one major U.S. financial institution and two foreign banks. We also maintained cash balances with three Internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

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

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Item 8 are contained in Item 7 and Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.

Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated 2013 Framework. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders (the “2016 Proxy Statement”) to be filed with the SEC, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

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

Item 11.	Executive Compensation

The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)	Financial Statements:

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated:

(b)	Financial Statement Schedule:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c)	Exhibits

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

Date: March 11, 2016

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

Name	Title	Date
/S/ TARYN J. NAIDU Taryn J. Naidu	Chief Executive Officer (Principal Executive Officer)	March 11, 2016
/S/ TRACY KNOX Tracy Knox	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016
/S/ DAVID E. PANOS David E. Panos	Chairman of the Board	March 11, 2016
/S/ DIANE M. IRVINE Diane M. Irvine	Director	March 11, 2016
/S/ ROBERT J. MAJTELES Robert J. Majteles	Director	March 11, 2016
/S/ JAMES R. QUANDT James R. Quandt	Director	March 11, 2016
/S/ RICHARD C. SPALDING Richard C. Spalding	Director	March 11, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rightside Group, Ltd.:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Rightside Group, Ltd. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has changed the classification and presentation of deferred income taxes in 2015.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 11, 2016

Rightside Group, Ltd.

Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$45,095	$49,743
Accounts receivable, net	11,306	14,256
Prepaid expenses and other current assets	7,934	6,898
Deferred registration costs	75,435	73,289
Total current assets	139,770	144,186
Deferred registration costs, less current portion	15,700	14,502
Property and equipment, net	13,298	11,527
Intangible assets, net	54,328	37,116
Goodwill	103,042	103,042
gTLD deposits	8,139	21,180
Other assets	3,027	3,298
Total assets	$337,304	$334,851

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,262	$7,190
Accrued expenses and other current liabilities	24,591	22,313
Debt	1,500	1,500
Capital lease obligation	1,193	—
Deferred revenue	98,294	92,683
Total current liabilities	132,840	123,686
Deferred revenue, less current portion	20,487	19,195
Debt, less current portion	23,277	23,605
Capital lease obligation, less current portion	811	—
Deferred tax liabilities, net	15,477	18,403
Other liabilities	1,125	1,117
Total liabilities	194,017	186,006
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value per share Authorized shares: 20,000 and 20,000 Shares issued and outstanding: 0 and 0	—	—
Common stock, $0.0001 par value per share Authorized shares: 100,000 and 100,000 Shares issued and outstanding: 19,099 and 18,661	2	2
Additional paid-in capital	147,475	141,709
(Accumulated deficit) retained earnings	(4,190)	7,134
Total stockholders' equity	143,287	148,845
Total liabilities and stockholders' equity	$337,304	$334,851

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenue	$212,486	$191,748	$185,192
Cost of revenue (excluding depreciation and amortization)	162,452	149,710	133,714
Sales and marketing	10,567	9,461	10,210
Technology and development	21,062	20,476	18,516
General and administrative	20,078	21,157	24,191
Depreciation and amortization	16,428	15,441	14,382
Gain on other assets, net	(9,403)	(22,103)	(4,232)
Interest expense	4,922	1,988	—
Other expense (income), net	18	(1,196)	58
Loss before income tax	(13,638)	(3,186)	(11,647)
Income tax benefit	(2,314)	(1,328)	(944)
Net loss	$(11,324)	$(1,858)	$(10,703)

Net loss per share attributable to common stockholders:
Basic	$(0.60)	$(0.10)	$(0.58)
Diluted	(0.60)	(0.10)	(0.58)

Weighted average number of shares outstanding:
Basic	18,867	18,452	18,413
Diluted	18,867	18,452	18,413

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,
	2015	2014	2013
Net loss	$(11,324)	$(1,858)	$(10,703)
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities	—	(906)	906
Tax effect	—	329	(329)
Other comprehensive (loss) income, net of tax	—	(577)	577
Comprehensive loss	$(11,324)	$(2,435)	$(10,126)

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Stockholders’ Equity

(In thousands)

					(Accumulated	Accumulated
	Parent			Additional	deficit)	other
	company	Common stock		paid-in	retained	Comprehensive
	investment	Shares	Amount	capital	earnings	income (loss)	Total
Balance as of December 31, 2012	$144,627	—	$—	$—	$—	$—	$144,627
Unrealized gain on available-for-sale securities	—	—	—	—	—	577	577
Net increase in parent company investment	38,255	—	—	—	—	—	38,255
Net loss	(10,703)	—	—	—	—	—	(10,703)
Balances as of December 31, 2013	$172,179	—	$—	$—	$—	$577	$172,756
Realized gain on available-for-sale securities, net of tax	—	—	—	—	—	(577)	(577)
Net loss prior to spin-off	(8,992)	—	—	—	—	—	(8,992)
Net decrease in parent company investment	(28,043)	—	—	—	—	—	(28,043)
Capitalization at spin-off	(135,144)	18,413	2	135,142	—	—	—
Balances as of August 1, 2014	$—	18,413	$2	$135,142	$—	$—	$135,144
Stock warrants issued	—	—	—	4,441	—	—	4,441
Stock-based compensation	—	—	—	2,380	—	—	2,380
Stock option exercises and vesting of restricted stock units	—	248	—	51	—	—	51
Tax withholdings on the vesting of restricted stock units	—	—	—	(305)	—	—	(305)
Net income after spin-off	—	—	—	—	7,134	—	7,134
Balances as of December 31, 2014	$—	18,661	$2	$141,709	$7,134	$—	$148,845
Other (1)	—	—	—	495	—	—	495
Stock-based compensation	—	—	—	6,450	—	—	6,450
Stock option exercises and vesting of restricted stock units	—	438	—	46	—	—	46
Tax withholdings on the vesting of restricted stock units	—	—	—	(1,225)	—	—	(1,225)
Net loss	—	—	—	—	(11,324)	—	(11,324)
Balances as of December 31, 2015	$—	19,099	$2	$147,475	$(4,190)	$—	$143,287

(1)	Represents an adjustment of our allocation of pre-spin net tax losses.

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(11,324)	$(1,858)	$(10,703)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,428	15,441	14,382
Amortization of discount and issuance costs on debt	1,867	764	—
Deferred income taxes	(2,314)	(1,359)	(630)
Stock-based compensation expense	6,296	5,836	9,463
Gain on gTLD application withdrawals, net	(9,403)	(22,103)	(4,232)
Gain on sale of marketable securities	—	(1,362)	—
Other	(204)	86	(982)
Change in operating assets and liabilities:
Accounts receivable	(589)	(1,573)	3,330
Prepaid expenses and other current assets	(2,786)	(428)	(326)
Deferred registration costs	(3,343)	(9,004)	(9,749)
Other long-term assets	(951)	(1,574)	(4,199)
Accounts payable	72	(395)	702
Accrued expenses and other liabilities	2,276	3,159	(325)
Deferred revenue	6,903	15,335	11,235
Net cash provided by operating activities	2,928	965	7,966
Cash flows from investing activities
Purchases of property and equipment	(5,794)	(4,818)	(8,445)
Purchases of intangible assets	(1,456)	(2,104)	(2,921)
Payments and deposits for gTLD applications	(9,708)	(32,028)	(3,949)
Proceeds from gTLD withdrawals	9,991	23,461	5,616
Issuance of note receivable	—	(2,500)	—
Proceeds from repayment of note receivable	1,750	—	—
Change in restricted cash	—	1,563	—
Proceeds from sale of marketable securities	—	1,362	—
Other	320	405	982
Net cash used in investing activities	(4,897)	(14,659)	(8,717)
Cash flows from financing activities
Principal payments on capital lease obligations	—	(101)	(241)
Proceeds from debt	—	30,000	—
Principal payments on debt	(1,500)	—	—
Issuance costs related to debt financings	—	(2,784)	—
Proceeds from stock option exercises	46	51	—
Minimum tax withholding on restricted stock awards	(1,225)	(305)	—
Payment for acquisition holdback	—	(1,042)	(650)
Net decrease in parent company investment	—	(29,215)	27,882
Net cash (used in) provided by financing activities	(2,679)	(3,396)	26,991
Change in cash and cash equivalents	(4,648)	(17,090)	26,240
Cash and cash equivalents, beginning of period	49,743	66,833	40,593
Cash and cash equivalents, end of period	$45,095	$49,743	$66,833

Supplemental disclosure of cash flows:
Cash paid for interest	$3,056	$1,142	$—
Cash paid for income taxes	81	22	—
Warrants issued in connection with debt	—	4,441	—
Supplemental disclosure of noncash financing activities:
Assets acquired under capital lease	$2,091	$—	$—

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

Separation from Demand Media

On August 1, 2014, Demand Media, Inc. (“Demand Media”), a New York Stock Exchange listed company, separated into two independent, publicly-traded companies: Rightside, a domain name services company, and Demand Media, a digital media company (the “Separation”). The Separation was consummated through a tax-free distribution of all of the outstanding shares of our common stock on a pro rata basis to Demand Media stockholders. After the Separation, holders of Demand Media common stock on the record date received one share of Rightside common stock for every five shares of Demand Media common stock. Rightside became an independent, publicly-traded company on the NASDAQ Global Select Market using the symbol: “NAME.”

We were incorporated on July 11, 2013 as a wholly-owned subsidiary of Demand Media. Prior to the Separation, the authorized shares of our capital stock were increased from 1,000 shares to 120.0 million shares, divided into the following classes: 100.0 million shares of common stock, par value $0.0001 per share, and 20.0 million shares of preferred stock, par value $0.0001 per share. The 1,000 shares of Rightside common stock, par value $0.0001 per share, that were previously issued and outstanding were automatically reclassified as and became 18.4 million shares of common stock, par value $0.0001 per share. After the Separation, we have one class of common stock issued and outstanding, and no preferred stock outstanding.

In connection with the Separation, Demand Media contributed or transferred certain of the subsidiaries and assets relating to its domain name services business to us, and we or our subsidiaries assumed all of the liabilities relating to Demand Media’s domain name services business. We entered into various agreements, including a Transition Services Agreement, with Demand Media which provide for the allocation between Rightside and Demand Media of certain assets, liabilities, and obligations, and govern the relationship between Rightside and Demand Media after the separation. The Transition Services Agreement terminated in February 2016.

Basis of Presentation

We have prepared the accompanying financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany accounts and transactions were eliminated in consolidation. We will refer to combined and consolidated financial statements as “financial statements,” “balance sheets,” “statement of operations,” “statement of cash flow” and “statement of stockholders’ equity” herein. Throughout these financial statements we refer to our years ended December 31, 2015, 2014, and 2013, as “2015,” “2014” and “2013.”

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

All significant intercompany accounts and transactions, other than those with Demand Media, have been eliminated in preparing the financial statements. All transactions between us and Demand Media have been included in these financial statements and are deemed to be settled as of August 1, 2014. The total net effect of the settlement of these transactions is reflected in the statements of cash flow as a financing activity.

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

The allocations do not reflect the expense that we would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if we had been a stand‑alone company would depend on a number of factors, including, but not limited to, the chosen organizational structure, the costs of being a stand‑alone publicly-traded company, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. We now perform all of these functions using our own resources and purchased services. For an interim period, some of these functions were provided by Demand Media under a Transition Services Agreement, which terminated in February 2016.

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

Significant items subject to such estimates and assumptions include revenue, useful lives and impairment of property and equipment, intangible assets, goodwill, deferred income tax assets and liabilities, and valuation allowance. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

For arrangements with multiple deliverables, we allocate revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. We determine the fair value of the selling price for a deliverable using a hierarchy of (1) Company specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. We allocate any arrangement fee to each of the elements based on their relative selling prices. To the extent that we offer performance incentive rebates or certain other business incentives to our partners, those incentives will be recognized as a reduction to revenue.

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

Our businesses, including eNom and Name.com, are ICANN accredited registrars. Thus, we are the primary obligor with our reseller and retail registrant customers and are responsible for the fulfillment of our registrar services to those parties. As a result, we report revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, we do not recognize any revenue related to transactions between its reseller customers and its ultimate retail customers. A portion of our resellers have contracted with us to provide billing and credit card processing services to the resellers’ retail customer base in addition to registration services. Under these circumstances, the cash collected from these resellers’ retail customer base exceeds the fixed amount per transaction that we charge for domain name registration services. Accordingly, we do not recognize the amounts that we collect for the benefit of the reseller as revenue, rather the amounts are recorded as a liability until we remit the funds to the reseller on a periodic basis. We report revenue from these resellers on a net basis because the reseller determines the price to charge the retail customer, maintains the primary customer relationship and retains the credit risk.

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

Also included under this heading is revenue which represents proceeds received from selling domain names from our portfolio, as well as proceeds received from selling domain names that are not renewed by customers of our registrar platform. Domain name sales are primarily conducted through our direct sales efforts as well as through our NameJet, LLC (“NameJet”) joint venture with Web.com, of which we own 50%. While certain domain names sold are registered on our registrar platform upon sale, we have determined that sales revenue and related registration revenue represent separate units of accounting, because the domain name has value to the customers on a stand‑alone basis, where a customer could resell it separately, without the registration service, there is objective and reliable evidence of the fair value of the registration service and no general rights of return. We evaluated each deliverable, domain name sale and domain name registration, to determine whether vendor‑specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) existed in order to determine the selling price for each unit of accounting.

We determined that there is VSOE for domain name registrations through analysis of historical stand‑alone transactions sold by us, which have been consistently priced with limited discounts. For domain name sales, we have determined that TPE is not a practical alternative due to uniqueness of domain names compared to those sold by competitors and the availability of relevant third-party pricing information. We have not established VSOE for domain names due to the lack of pricing consistency and other factors. Accordingly, we allocate revenue to the domain name sale deliverable in the arrangement based on best estimate of the selling price (“BESP”). We determine BESP by reference to the total transaction price and an estimate of what a market participant would pay without the registration service. Based on the nature of the transaction and its elements, we believe that there are no meaningful discounts embedded in the overall arrangement. We recognize domain name sales revenue when title to the name is transferred to the buyer and the related registration fees are recognized on a straight‑line basis over the registration term. If we sell a domain name, we recognize any unamortized cost basis as a cost of revenue over the registration term.

For sales of our owned and operated domain names generated through NameJet, we recognize revenue on a gross basis in our statements of operations, and record the related commission in cost of revenue. For sales of third-party owned domain names generated through NameJet, we recognize revenue net of auction service fee payments to NameJet. We generated revenue of approximately $5.0 million, $4.4 million and $5.1 million from domain name sales generated through NameJet for 2015, 2014 and 2013, respectively.

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

gTLDs

We capitalize payments for gTLD applications and other costs directly attributable to the acquisition of gTLD registry operator rights and include them in other long-term assets. We have received and may continue to receive partial cash refunds for certain gTLD applications, and to the extent we elect to sell or withdraw certain gTLD applications throughout the process, we may also incur gains or losses on amounts invested. These gains have been recorded as gains on other assets, net, on the statements of operations. As gTLDs become available for their intended use, gTLD application fees and acquisition related costs are reclassified as finite lived intangible assets and amortized on a straight-line basis over an estimated useful life of 10 years, which approximates the pattern in which the economic benefits are consumed. Other costs incurred as part of the gTLD Initiative and not directly attributable to the acquisition of gTLD registry operator rights are expensed as incurred.

Impairment of Intangible Assets

We evaluate the recoverability of our finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such events or circumstances occur, an impairment test would be performed by comparing the estimated undiscounted future cash flows expected to result from the use of the asset group to the related asset group’s carrying value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. We have not recognized any such impairment loss associated with our finite-lived intangible assets during 2015, 2014 or 2013.

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

Our most recent annual impairment analysis was performed in the fourth quarter of 2015 and indicated that the fair value of our reporting unit exceeded the carrying value at that time. As of December 31, 2015, our market capitalization exceeded our book value. Should this condition continue to exist for an extended period of time, we will consider this and other factors, including our anticipated future cash flows, to determine whether goodwill is impaired. If we are required to record a significant impairment charge against certain intangible assets reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods. Based on a review of events and changes in circumstances at the reporting unit level through December 31, 2015, we have not identified any indications that the carrying value of our goodwill is impaired. We will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2016, consistent with our existing accounting policy. There were no charges recorded related to goodwill impairment during 2015, 2014 and 2013.

Impairment of Long‑lived Assets

We evaluate the recoverability of our long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such events or circumstances occur, an impairment test would be performed by comparing the estimated undiscounted future cash flows expected to result from the use of the asset group to the related asset group’s carrying value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. We have not recognized any such impairment loss associated with our long-lived assets during 2015, 2014 or 2013.

Income Taxes

As of December 31, 2015, we retrospectively adopted a new accounting standard that required the classification of all deferred tax assets and liabilities as noncurrent. Other than the policy changes made in accordance with the new standard, no other changes in policy or methodology have been made.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. We consider funds transferred from our credit card service providers but not yet deposited into our bank accounts at the balance sheet dates, as funds in transit and these amounts are recorded as unrestricted cash, since the amounts are generally settled the day after the outstanding date. Cash and cash equivalents consist primarily of checking accounts.

Accounts Receivable

Since our domain name registration services are primarily conducted on a prepaid basis through credit card or internet payments processed at the time a transaction is consummated, we do not carry significant receivables related to these business activities.

Accounts receivable primarily consists of amounts due from registries and from certain domain reseller customers of our registrar service offering, as well as gTLD amounts due from our collaboration agreement with Donuts Inc. (“Donuts”), a third-party new gTLD applicant. Receivables from registries represent refundable amounts for registrations that were placed on auto-renew status by the registries, but were not explicitly renewed by a registrant as of the balance sheet dates. We record registry services accounts receivable at the amount of the registration fees paid by us to a registry for all registrations placed on auto-renew status. Subsequent to the lapse of a prior registration period, a registrant either renews the applicable domain name with us, which results in the application of the refundable amount to a consummated transaction, or the registrant lets the domain name registration expire, which results in a refund of the applicable amount from a registry to us.

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

Property and Equipment and Software Development Costs

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

The estimated useful lives by asset classification are as follows:

•	Computer hardware: 2 to 5 years
•	Computer software: 2 to 3 years

•	Internally developed software: 3 years
•	Furniture and equipment: 7 to 10 years
•	Leasehold improvements: Shorter of the estimated useful life or life of related lease

During 2014, depreciation expense included the write-off of internally developed software of $0.8 million. There were no impairments related to property and equipment during 2015 and 2013.

Other Long‑Term Assets

ICANN approved a framework for the significant expansion of the number of gTLDs available for businesses and consumers to register as part of a domain name (“New gTLD Program”). The first new gTLDs launched in the fourth quarter of 2013. We capitalize the costs incurred to pursue the acquisition of gTLD operator rights. While there can be no assurance that gTLDs will be awarded to us, we reclassify these payments as finite‑lived intangible assets following the delegation of operator rights for each gTLD by ICANN. Payments for gTLD applications primarily represent amounts paid directly to ICANN and/or third parties in the pursuit of gTLD operator rights. When two or more applicants apply for the same gTLD, an auction process is used to determine the eventual owner. If a private auction is used, the highest bidder is required to pay the other applicants the proceeds from the auction in return for the withdrawal of their application for the gTLD. We may also receive partial cash refunds from ICANN for certain gTLD applications, and to the extent we elect to sell or withdraw of our interest in certain gTLD applications throughout the process, we may also incur gains or losses on amounts invested.

Gains on the withdrawal of our interest in gTLD applications are recognized when realized, while losses are recognized when deemed probable. Potential losses are limited to the non‑refundable portion of our deposits, while gains realized during the initial ICANN rights delegation phase are based on proceeds received from third parties and may be significant as compared to our initial investment (deposit) in a particular gTLD. We expense other costs incurred by us as part of the gTLD Initiative not directly attributable to the acquisition of gTLD operator rights. We amortize capitalized costs on a straight‑line basis over the estimated useful life of the gTLD operator rights acquired commencing the date that each asset is available for its intended use.

Investments

We account for investments in entities over which we have the ability to exert significant influence, but do not control and are not the primary beneficiary of, including NameJet, using the equity method of accounting. We include our proportionate share of earnings (losses) of our equity method investees in other income (expense), net in our statements of operations. Our proportional shares of affiliate earnings or losses accounted for under the equity method of accounting were not material for all periods presented. Transactions with our equity method investees generated revenue of approximately $5.0 million, $4.4 million and $5.1 million for 2015, 2014 and 2013, respectively.

We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as available‑for‑sale securities. Realized gains and losses for available‑for‑sale securities are included in other income (expense), net in our statements of operations. Unrealized gains and losses, net of taxes, on available‑for‑sale securities are included in our financial statements as a component of other comprehensive income (loss) and accumulated other comprehensive income (loss) (“AOCI”) until realized.

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

Leases

We categorize leases as either operating or capital leases at their inception. We lease office space and equipment under non-cancelable operating and capital leases. The terms of our lease agreements generally provide for rental payments on a graduated basis. We record rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.

Advertising Costs

Advertising costs are expensed as incurred and generally consist of online advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in our statements of operations. Advertising expense was $2.7 million, $1.5 million and $0.7 million for 2015, 2014 and 2013, respectively.

Stock-based Compensation Expense

We measure stock-based compensation expense at the grant date based on the fair value of the award. We recognize compensation expense on a straight-line basis over the requisite service period. The requisite service period is generally four years. The compensation cost is recognized net of estimated forfeiture activity.

Foreign Currency Transactions

Our foreign subsidiaries have a functional currency of U.S. dollars. We record realized and unrealized foreign currency transaction gains and losses as incurred. Foreign currency transaction gains and losses are included in other income (expense) in our statements of operations. The net effect of our foreign currency gains and losses was not significant for 2015, 2014 and 2013.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recognized or disclosed at fair value in our financial statements on a nonrecurring basis include items such as property and equipment, cost and equity method investments, and other assets. These assets are measured at fair value if determined to be impaired. The fair values of these investments are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities recognized or disclosed at fair value in our financial statements on a recurring basis include items such as cash equivalents and short-term investments. These assets are measured at fair value at each balance sheet date. Cash equivalents consist of financial instruments that have original maturities of 90 days or less. Short-term investments consist of financial instruments with maturities greater than 90 days, but that generally mature in less than one year.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to current presentation.  These reclassifications did not affect consolidated net income, cash flows, or equity for the years presented.

We reclassified $1.0 million of current deferred revenue to accrued expenses and other current liabilities on our balance sheets as of December 31, 2014. This balance was settled in March 2015. We also reclassified $27.9 million of current deferred tax liabilities to noncurrent deferred tax liabilities in our balance sheets, and net it with $9.5 million of noncurrent deferred tax assets, as of December 31, 2014, in accordance with our early adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2015-17.

Adoption of New Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, “Incomes Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities to be presented on the balance sheets as noncurrent. Deferred taxes were previously required to be classified as current or noncurrent in a classified balance sheet. The new standard does not change the accounting for deferred taxes. ASU 2015-17 is effective for interim and annual reporting periods beginning after December 15, 2016 with early application permitted. The standard may be applied either prospectively or retrospectively. We have adopted the new standard on a retrospective basis for the fiscal year ended December 31, 2015. We will present the net deferred taxes as noncurrent and reclassify any current deferred tax assets and liabilities to noncurrent in our balance sheets. We have changed our accounting policy in accordance with the new standard, and have reclassified $27.9 million of current deferred tax liabilities to noncurrent deferred tax liabilities in our balance sheets, and net it with $9.5 million of noncurrent deferred tax assets, as of December 31, 2014.

In May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments update various U.S. Securities and Exchange Commission (the “SEC”) paragraphs included in the Accounting Standards Codification (“ASC”) to reflect the issuance of Staff Accounting Bulletin (“SAB”) No. 115. SAB No. 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. We have adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption of this standard did not have an impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which increases transparency and comparability for lease transactions. The new standard brings substantially all leases on the balance sheets for operating lease arrangements with lease terms greater than 12 months for lessees. This update will require a modified retrospective application, which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are assessing the impact of the new standard on our financial statements and the timing of the adoption.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The new standard clarifies the SEC staff’s position on debt issuance costs in connection with line of credit arrangements from ASU 2015-03. The SEC staff would not object to presenting debt issuance costs as an asset if they are incurred before a debt liability is recognized or if they are associated with revolving debt arrangements. The update is effective for fiscal years beginning after December 15, 2015, and requires retrospective application. Early adoption is permitted for financial statements that have not been previously issued. As of December 31, 2015 and 2014, we had $0.3 million and $0.5 million, respectively, of debt issuance costs that will remain classified as an Other Asset on our balance sheets when we adopt the new standard on January 1, 2016.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard does not change the accounting for a customer’s accounting for service contracts. The new standard is effective for interim and annual reporting periods beginning after December 15, 2015 with either prospective or retrospective application allowed. We will adopt the standard prospectively on January 1, 2016. We do not expect the new standard to have a significant impact on our financial statements upon adoption.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and requires retrospective application. Early adoption is permitted for financial statements that have not been previously issued. As of December 31, 2015 and 2014, we had $1.6 million and $2.1 million, respectively, of debt issuance costs that are currently classified as an Other Asset on our balance sheets. Under this new standard we would recognize these costs as a reduction of Debt when we adopt the new standard on January 1, 2016.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” The new standard provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which changed the effective date of ASU 2014-09 to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after the original effective date of December 15, 2016. We are assessing the provisions of the new standard and have not determined the impact of the adoption on our financial statements.

3. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2015				December 31, 2014
				Weighted				Weighted
	Gross			average	Gross			average
	carrying	Accumulated		useful	carrying	Accumulated		useful
	amount	amortization	Net	life (years)	amount	amortization	Net	life (years)
Owned website names	$14,977	$(11,628)	$3,349	4.0	$16,581	$(11,402)	$5,179	4.0
Customer relationships	20,842	(19,515)	1,327	5.8	20,842	(18,258)	2,584	5.8
Technology	7,953	(7,934)	19	4.8	7,954	(7,915)	39	4.8
Non-compete agreements	207	(122)	85	5.0	207	(81)	126	5.0
Trade names	5,466	(2,465)	3,001	18.4	5,477	(2,151)	3,326	18.3
gTLDs	51,988	(5,441)	46,547	10.0	26,909	(1,047)	25,862	10.0
Total	$101,433	$(47,105)	$54,328		$77,970	$(40,854)	$37,116

Identifiable finite‑lived intangible assets are amortized on a straight‑line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Amortization expense of intangible assets was $9.7 million, $7.7 million, and $7.9 million for 2015, 2014 and 2013, respectively.

Estimated future amortization expense related to intangible assets held at December 31, 2015 (in thousands):

Years Ending December 31,	Amount
2016	$8,277
2017	6,497
2018	6,376
2019	6,074
2020	5,636
Thereafter	21,468
Total	$54,328

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Computers and other related equipment	$21,452	$17,199
Purchased and internally developed software	20,542	19,526
Furniture and fixtures	908	907
Leasehold improvements	1,432	1,342
Property and equipment, gross	44,334	38,974
Less: accumulated depreciation	(31,036)	(27,447)
Property and equipment, net	$13,298	$11,527

The net book value of internally developed software costs was $6.4 million and $5.8 million as of December 31, 2015 and 2014, respectively (net of $9.3 million and $9.6 million accumulated amortization, respectively).

Depreciation expense, including the write-off of internally developed software of $0.8 million in 2014, was $6.7 million, $7.7 million, and $6.5 million for 2015, 2014 and 2013, respectively.

Capital Lease

During the year ended December 31, 2015, we entered into an agreement to lease server equipment for a term of 24 months. The agreement included related software and support services to maintain this server equipment during the lease term.

Our computers and other related equipment shown in the table above included the server equipment assets under a capital lease as follows (in thousands):

	December 31,	December 31,
	2015	2014
Computers and other related equipment	$2,091	$—
Less: accumulated depreciation	(29)	—
Assets under capital lease, net	$2,062	$—

As of December 31, 2015, the expected future minimum lease payments under the capital lease were as follows (in thousands):

Years Ending December 31,	Amount
2016	$1,691
2017	1,550
Total minimum lease payments	3,241
Less: software and support services	(1,131)
Net minimum lease payments	2,110
Less: imputed interest	(106)
Present value of minimum lease payments (capital lease obligation)	$2,004
Current portion	1,193
Noncurrent portion	811

5. Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and the identifiable intangible assets. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.  Our most recent annual impairment analysis was performed in the fourth quarter of 2015, and indicated that the fair value exceeded the book values of our reporting unit, and therefore no impairment was identified.

As of December 31, 2015 and 2014, our goodwill balance was $103.0 million.

6. gTLD Deposits and Other Assets

gTLD deposits and other assets consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
gTLD deposits	$8,139	$21,180
Other assets	3,027	3,298

gTLD Deposits

We made payments and deposits of $9.7 million and $32.0 million during 2015 and 2014, respectively, for certain gTLD applications under the New gTLD Program. Payments and deposits for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts as described in Note 9—Commitments and Contingencies. These deposits are applied to the purchase of the gTLD when we are awarded the gTLD operator rights or these deposits may be returned to us if we withdraw our interest in the gTLD application.

The net gain related to the withdrawals of our interest in certain gTLD applications was $9.4 million, $22.1 million and $4.2 million for 2015, 2014 and 2013, respectively. We recorded these gains in gain on other assets, net on the statements of operations.

Other Assets

As of December 31, 2015, other assets included $1.9 million of deferred financing costs related to our credit facilities. As of December 31, 2014, other assets included $2.6 million of deferred financing costs related to establishing our credit facilities.

7. Other Balance Sheet Items

Accounts receivable consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Accounts receivable—trade	$7,013	$7,101
gTLD deposit receivable	19	3,557
Receivables from registries	4,351	3,598
Allowance for doubtful accounts	(77)	—
Accounts receivable, net	$11,306	$14,256

Prepaid expenses and other currents assets consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Prepaid expenses	$3,868	$2,799
Prepaid registry fees	3,306	1,599
Note receivable	760	2,500
Prepaid expenses and other current assets	$7,934	$6,898

Namecheap Senior Unsecured Promissory Note Receivable

In October 2014, we entered into an agreement with Namecheap, Inc. (“Namecheap”), whereby Namecheap issued a Senior Unsecured Promissory Note (the “Note”) to us for $2.5 million that accrues interest at a rate determined in part by reference to the six-month LIBOR rate. This Note was issued in connection with our Registrar Agreement dated December 23, 2013 (the “Letter Agreement”). The Note has a maturity date of December 31, 2015. Namecheap may use the proceeds from the Note for general corporate purposes. Once the Note has been repaid by Namecheap, no portion of the Note may be reborrowed. Namecheap made three principal payments during the year totaling $1.75 million reducing the outstanding balance of the note receivable to $750,000 as of December 31, 2015, which we have included in prepaid expenses and other current assets on our balance sheet. Refer to Note 20—Subsequent Events for further information.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Customer deposits	$10,330	$8,404
Accrued payroll and related items	3,641	2,927
Commissions payable	2,202	2,244
Domain owners’ royalties payable	1,568	1,901
Other	6,850	6,837
Accrued expenses and other current liabilities	$24,591	$22,313

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

The SVB Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants. This facility has financial covenants, including a requirement that we maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated senior leverage ratio, a maximum consolidated net leverage ratio, and minimum liquidity.  In June 2015, we amended our SVB Credit Facility (the “Amendment”) to revise the terms of our existing SVB Credit Facility. The Amendment, among other changes, amends the consolidated fixed charge coverage ratio in the SVB Credit Facility, to require that we maintain a consolidated fixed charge coverage ratio on a scale depending on the available revolving commitment under the SVB Credit Facility plus unrestricted cash. As of December 31, 2015, we were in compliance with the covenants under the SVB Credit Facility.

We incurred $0.6 million in fees to establish this facility that we have capitalized on our balance sheet as deferred financing costs. We will amortize these costs on a straight-line basis into interest expense over the term of the SVB Credit Facility.

As of December 31, 2015, we had letters of credit with a face amount of $11.0 million that were issued under the SVB Credit Facility.  We have made no other borrowings under this facility.

Tennenbaum Credit Facility

In August 2014, we entered into a $30.0 million term loan credit facility with certain funds managed by Tennenbaum Capital Partners LLC (“Tennenbaum Credit Facility”). Under this facility, interest is based on a rate per year equal to LIBOR plus 8.75% and is payable quarterly. Quarterly principal payments of $375,000 on the term loan began March 31, 2015. Once repaid, the term loan may not be reborrowed. All amounts outstanding under the facility are due and payable in full on the maturity date in August 2019. We may prepay any principal amount outstanding on the term loan plus a premium of 4.00% (if prepaid in the first year), 2.50% (second year), 1.00% (third year), and 0.00% thereafter, plus customary “breakage” costs with respect to LIBOR loans.

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

Our obligations under the Tennenbaum Credit Facility are unconditionally guaranteed by substantially all of the assets of Rightside.  The Tennenbaum Credit Facility contains financial covenants and customary representations and warranties, events of default and affirmative and negative covenants. As of December 31, 2015, we were in compliance with the covenants under the Tennenbaum Credit Facility.

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

We estimated the fair value of the warrants by using the Black-Scholes Option Pricing Method (“Black-Scholes”). Under the Black-Scholes approach our key assumptions included the following: stock price of $14.49, strike price of $15.05, volatility of 42.44%, risk-free rate of 1.67%, dividend yield of 0% and 5 year term. We used the resulting fair value to allocate the proceeds from the Tennenbaum Credit Facility between liability and equity components.

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

The fair value of the Tennenbaum Credit Facility was $31.5 million and $25.1 million as of December 31, 2015 and 2014, respectively.  Refer to Note 15—Fair Value of Financial Instruments for further information.

The following table presents our debt outstanding on the Tennenbaum Credit Facility (in thousands):

	December 31,	December 31,
	2015	2014
Principal	$28,500	$30,000
Unamortized note discount	(3,723)	(4,895)
Carrying value	$24,777	$25,105

The following table presents the scheduled principal payments on the Tennenbaum Credit Facility (in thousands):

Years Ending December 31,	Amount
2016	$1,500
2017	1,500
2018	1,500
2019	24,000
Total	$28,500

There was no interest expense in 2013. Interest expense for 2015 and 2014 on the Tennenbaum Credit Facility consisted of the following (in thousands):

	Year ended
	December 31,
	2015	2014
Contractual interest expense	$2,760	$1,133
Amortization of issuance costs	496	203
Amortization of note discount	1,171	481
Total	$4,427	$1,817
Effective interest rate	14.8%	14.8%

Capital Lease

In December 2015, we entered into a non-cancelable agreement to lease server equipment, along with the related software support and services, over a lease term of 24 months. The amount financed was $3.2 million and will be repaid in 24 equal monthly installments. We have the option to purchase the equipment at the end of the lease for an amount significantly below fair value of the equipment. As of December 31, 2015, no principal payments had been made.

9. Commitments and Contingencies

Operating Leases

We conduct our operations utilizing leased office facilities in various locations. Our leases expire between December 2015 and April 2019. Rent expense was $1.2 million, $1.1 million and $1.2 million for 2015, 2014 and 2013, respectively.

Our future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

Years Ending December 31,	Amount
2016	$1,235
2017	1,182
2018	1,096
2019	356
2020	—
Thereafter	—
Total	$3,869

Letters of Credit

In August 2014, we entered a revolving credit facility with SVB for $30.0 million.  This facility allows for the issuance of up to $15.0 million of letters of credit.  As of December 31, 2015, we have letters of credit totaling $11.0 million under the SVB Credit Facility.

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

Donuts Agreement

As part of our initiative to pursue the acquisition of gTLD operator rights, we have entered into a gTLD acquisition agreement (“gTLD Agreement”) with Donuts. The gTLD Agreement provides us with rights to acquire the operating and economic rights to certain gTLDs. These rights are shared equally with Donuts and are associated with specific gTLDs (“Covered gTLDs”) for which Donuts is the applicant under the New gTLD Program. We have the right, but not the obligation, to make further deposits with Donuts in the pursuit of acquisitions of Covered gTLDs, for example as part of the ICANN auction process. The operating and economic rights for each Covered gTLD will be determined through a process whereby we and Donuts each select gTLDs from the pool of Covered gTLDs, with the number of selections available to each party based upon the proportion of the total acquisition price of all Covered gTLDs that they funded. Gains on sale of our interest in Covered gTLDs are recognized when realized, while losses are recognized when deemed probable. Separately, we entered into an agreement to provide certain back‑end registry services for gTLD operator rights owned by Donuts for a period of five years commencing from the launch of Donut’s first gTLD. Outside of the collaboration, we are not an investor in Donuts nor involved in any joint venture with Donuts or its affiliates.

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

Loss before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Domestic	$(10,469)	$(11,413)	$(8,386)
Foreign	(3,169)	8,227	(3,261)
Loss before income taxes	$(13,638)	$(3,186)	$(11,647)

The income tax benefit consists of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Current expense:
Federal	$—	$—	$—
State	(69)	(22)	(6)
Foreign	(47)	(9)	(10)
Deferred benefit (expense):
Federal	2,696	1,454	1,136
State	(266)	(95)	(176)
Total income tax benefit	$2,314	$1,328	$944

The reconciliation of the federal statutory income tax rate of 34% to our effective income tax rate is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Expected income tax benefit at U.S. statutory rate	$4,637	$1,083	$3,960
Foreign rate differential	(586)	3,988	(469)
State tax benefit, net of federal taxes	222	163	160
Non-deductible stock-based compensation expense	(776)	(2,343)	(1,749)
Meals and entertainment	(23)	(38)	(77)
State rate changes	(443)	(240)	(280)
Valuation allowance	(535)	(1,197)	(646)
Non-deductible warrant amortization	(329)	(135)	—
Other	147	47	45
Total income tax benefit	$2,314	$1,328	$944

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accrued liabilities not currently deductible	$1,467	$661
Intangible assets - excess of financial statement amortization over tax basis	5,131	4,956
Indirect federal impact of deferred state taxes	777	847
Deferred revenue	7,360	6,262
Net operating losses	17,935	13,764
Stock-based compensation expense	863	931
Total deferred tax assets	$33,533	$27,421
Deferred tax liabilities:
Deferred registration costs	$(28,379)	$(26,956)
Prepaid expenses	(1,627)	(1,580)
Goodwill not amortized for financial reporting	(13,893)	(12,078)
Intangible assets - excess of financial basis over tax basis	(829)	(897)
Property and equipment	(1,536)	(2,020)
Other	(368)	(450)
Total deferred tax liabilities	$(46,632)	$(43,981)
Valuation allowance	(2,378)	(1,843)
Net deferred tax liabilities	$(15,477)	$(18,403)

As of December 31, 2015, the international valuation allowance reduced our noncurrent deferred tax assets by $2.4 million. The table below presents our international deferred tax asset valuation allowance activity (in thousands):

	Year ended December 31,
	2015	2014	2013
Balance as of January 1,	$1,843	$646	$—
Charged to income tax expense	535	1,197	646
Balance as of December 31,	$2,378	$1,843	$646

We had federal net operating loss (“NOL”) carryforwards of approximately $42.1 million and $31.9 million as of December 31, 2015 and 2014, respectively, which expire between 2023 and 2035. The company also has an Irish NOL carryforward of $19.0 million that can be carried forward indefinitely. In addition, we had state NOL carryforwards of approximately $17.8 million and $12.5 million as of December 31, 2015 and 2014, respectively, which expire between 2028 and 2035.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if we were to undergo an ownership change, as defined in Section 382. Currently, we do not expect the utilization of our net operating loss and tax credit carryforwards to be materially affected by usage limitations.

Accounting standards related to stock‑based compensation exclude tax attributes related to the exercise of employee stock options from being realized in the financial statements until they result in a decrease to taxes payable. Therefore, we have not included unrealized stock option tax attributes in our deferred tax assets. Cumulative tax attributes excluded through 2015 were $0.8 million. The benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable. There can be no guarantee that the options will be exercised or reduce taxes payable.

We currently have a net deferred tax liability on our U.S. activities, and it appears more likely than not that our deferred tax assets will be realized. However, future growth in our deferred tax assets may require a domestic valuation allowance being placed against a portion of our U.S. deferred tax assets. We will continue to assess the need for a valuation allowance in the future.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during 2015 or 2014 and we do not expect our uncertain tax position to change during the next twelve months.
Since the Separation, we file tax returns on our own. Prior to the Separation, our results are included in Demand Media’s tax returns in U.S. federal, state and foreign jurisdictions. The tax years 2007‑2014 remain subject to examination by various taxing authorities. The Internal Revenue Service has selected the Demand Media consolidated 2012 income tax return for audit. The audit was concluded in May of 2015 and resulted in no changes to our reported tax.

11. Stock‑based Compensation

Our stock-based award plan grants restricted stock, stock options, stock bonuses, stock appreciation rights, and restricted stock units (“RSUs”).

On August 1, 2014, as part of the Separation and the resulting conversion of equity awards, we had 1.1 million RSUs and options outstanding. Stock option holders received one Rightside stock option for every five Demand Media stock options.  Holders of RSUs received 1.71 Rightside RSUs for every five Demand Media RSUs.

As of December 31, 2015, we had 0.5 million shares of common stock reserved for future grants under our equity plan.  Our stock-based awards generally vest over four years and are subject to the employee’s continued employment with us.  We also estimate forfeiture rates at the time of grants and revise the estimates in subsequent periods if actual forfeitures differ from our estimates. We record stock-based compensation net of estimated forfeitures.

Our stock‑based compensation expense related to stock‑based awards that has been included in the following line items within the statements of operations are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Cost of revenue	$210	$372	$458
Sales and marketing	870	1,178	1,598
Technology and development	1,345	1,049	1,377
General and administrative	3,871	3,237	6,030
Total stock-based compensation expense	$6,296	$5,836	$9,463

The table above includes allocated stock-based compensation expense of $0.8 million and $5.5 million for 2014 and 2013, respectively, for the employees of Demand Media whose cost of services was partially allocated to us prior to the Separation. There was no allocated stock-based compensation for the employees of Demand Media for 2015.

The following table presents a summary of our stock option activity for the year ended December 31, 2015 (in thousands, except for per share amounts and contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise Price	Term	Intrinsic
	Shares	Per Share	(in years)	Value
Outstanding as of December 31, 2014	319	$15.47
Exercised	(8)	5.36
Cancelled	(167)	17.12
Outstanding as of December 31, 2015	144	14.19	3.21	$58
Exercisable as of December 31, 2015	144	$14.19	3.21	$58

The following table presents a summary of our RSU activity for the year ended December 31, 2015 (in thousands, except for per share amounts):

		Weighted
		Average
	Shares	Share Value
Outstanding as of December 31, 2014	1,173	$14.86
Granted	1,249	7.90
Vested	(610)	13.17
Cancelled	(220)	16.08
Outstanding as of December 31, 2015	1,592	$9.87

Information related to stock‑based compensation activity is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Intrinsic value of options exercised	$21	$124	$590
Intrinsic value of restricted stock units vested	4,754	4,962	3,884

As of December 31, 2015, we had $12.4 million of unrecognized stock-based compensation, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.7 years.

12. Employee Benefit Plan

We offer defined contribution plans covering eligible employees in the United States and foreign locations. The plan allows employees to voluntarily contribute a percentage of their compensation. We may, at our discretion, match a portion of employees’ eligible contributions. Our expense associated with the contribution plans was $0.6 million, $0.7 million and $0.6 million for 2015, 2014 and 2013, respectively.

13. Business Segments

We follow the authoritative literature that established annual and interim reporting standards for an entity’s operating segments and related disclosures about its products and services, geographic regions and major customers. We operate in one operating segment. Our chief operating decision maker (“CODM”) manages our operations on a global basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for our Registrar services, Registry services, and Aftermarket and other services. All other financial information is reviewed by the CODM on a global basis. Our operations are located in the United States, Ireland, Canada, Australia and Cayman Islands.

Revenue from our Registrar services, Registry services, and Aftermarket and other services offerings are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Registrar services	$173,954	$160,168	$141,558
Registry services	8,438	1,917	—
Aftermarket and other	32,683	30,163	43,634
Eliminations	(2,589)	(500)	—
Total revenue	$212,486	$191,748	$185,192

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

Revenue by geographic location is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
United States	$154,920	$136,326	$127,650
International	57,566	55,422	57,542
Total	$212,486	$191,748	$185,192

No international country represented more than 10% of total revenue in any period presented.

14. Transactions with Related Parties and Parent Company Investment

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

Prior to the Separation, we recorded the following costs incurred and allocated by Demand Media in our statements of operations as follows (in thousands):

	Year ended December 31,
	2014	2013
Cost of revenue	$215	$458
Sales and marketing	1,452	1,984
Technology and development	6,684	9,007
General and administration	10,768	19,739
Depreciation and amortization	2,391	5,113
Total allocated expenses	$21,510	$36,301

The table above includes allocated stock-based compensation expense of $0.8 million and $5.5 million for 2014 and 2013, respectively, for the employees of Demand Media whose cost of services was partially allocated to us.

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

•

Level 2—valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third-party pricing services for identical or comparable assets or liabilities.

•

Level 3—valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Assets and liabilities that are not recognized at fair value in our consolidated financial statements but for which the fair value is disclosed, are summarized below (in thousands):

	Carrying	Fair Value Measurement Using			Assets at
As of December 31, 2015	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Note receivable	$760	$—	$—	$760	$760
Liabilities:
Debt	$24,777	$—	$—	$31,489	$31,489

	Carrying	Fair Value Measurement Using			Assets at
As of December 31, 2014	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Note receivable	$2,500	$—	$—	$2,500	$2,500
Liabilities:
Debt	$25,105	$—	$—	$25,105	$25,105

Our note receivable is short-term in nature and its carrying value approximates fair value. This is classified as a level 1 measurement.

The fair value of our debt is estimated based on the discounted cash flow approach, using the current cost of debt available to us with similar loan terms and remaining maturities. Because these estimates utilize significant unobservable inputs, we classify our debt as a level 3 measurement.

16. Earnings (loss) per share

Basic and diluted earnings (loss) per share were calculated using the following (in thousands, except per share amounts):

	Year ended December 31,
	2015	2014	2013
Net loss	$(11,324)	$(1,858)	$(10,703)
Weighted average number of shares outstanding:
Basic	18,867	18,452	18,413
Dilutive effect of stock-based equity awards	—	—	—
Diluted	18,867	18,452	18,413
Net loss per share attributable to common stockholders:
Basic	$(0.60)	$(0.10)	$(0.58)
Diluted	(0.60)	(0.10)	(0.58)

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

For 2015 and 2014, we excluded 48,100 and 32,600 shares, respectively, of restricted stock units and stock options from the calculation of diluted weighted average shares outstanding as their inclusion would have been antidilutive. There were no antidilutive shares for 2013. The $15.05 exercise price per share on the stock warrants related to the Tennenbaum Credit Facility did not have a dilutive effect for 2015, 2014 or 2013, respectively.

17. Concentrations

Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At December 31, 2015 and 2014, our cash and cash equivalents were maintained with one major U.S. financial institution and two foreign banks. We also used online payment processors, such as PayPal, in both periods. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects us to concentration of credit risk. We have not experienced any losses related to these balances and do not believe there is unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Partners comprising more than 10% of the accounts receivable balance was as follows:

	December 31,
	2015	2014
Advertising network partner	19%	14%
Registry partner A	11	6
Registry partner B	13	1

Significant Customers

A substantial portion of our revenue is generated through arrangements with three partners noted below. We may not be successful in renewing these agreements on commercially acceptable terms, or at all, and if they are renewed, they may not be on terms as favorable as the current agreements. The percentage of revenue generated through partners representing more than 10% of revenue is as follows:

	Year ended December 31,
	2015	2014	2013
Advertising network partner	13%	11%	12%
Registrar—Wholesale partner	17	16	14
Registry partner A	55	58	55

18. Selected Quarterly Financial Information (Unaudited)

The following unaudited quarterly financial information presents our quarterly and full year financial information (in thousands, except per share information):

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
2015
Revenue	$50,531	$52,171	$54,119	$55,665	$212,486
Income (loss) before income taxes	933	(6,401)	(4,350)	(3,820)	(13,638)
Net income (loss)	1,876	(5,673)	(3,404)	(4,123)	(11,324)
Net income (loss) per share attributable to common stockholders:
Basic	$0.10	$(0.30)	$(0.18)	$(0.22)	$(0.60)
Diluted	0.10	(0.30)	(0.18)	(0.22)	(0.60)

2014
Revenue	$44,552	$46,689	$48,774	$51,733	$191,748
(Loss) income before income taxes	(2,557)	(4,896)	2,489	1,778	(3,186)
Net (loss) income	(3,921)	(3,490)	4,097	1,456	(1,858)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.21)	$(0.19)	$0.22	$0.08	$(0.10)
Diluted	(0.21)	(0.19)	0.22	0.08	(0.10)

Seasonality of Quarterly Results

In general, Internet usage and online commerce and advertising are seasonally strongest in the fourth quarter and generally slower during the beginning of the year. We believe that these seasonal trends have affected and will continue to affect our quarterly results. We believe that our business may become more seasonal in the future.

19. Subsequent Events

On January 11, 2016, Namecheap made a principal payment on the Note in the amount of $250,000, which reduced the outstanding balance of the note receivable to $0.5 million.

In addition, we and Namecheap entered into Amendment No. 4 of Senior Unsecured Promissory Note (the “Note Amendment”) effective January 29, 2016. The Note Amendment extends the maturity date of the Senior Unsecured Promissory Note originally dated October 17, 2014, as amended, from December 31, 2015 to June 30, 2016, provided that certain conditions are met. The remaining balance of the Senior Unsecured Promissory Note will be paid in two $250,000 installments on March 31, 2016 and June 30, 2016.

Concurrently with the Note Amendment, we and Namecheap entered into the First Amendment to Agreement (the “Agreement Amendment”) effective January 29, 2016. In exchange for the extension of the maturity date of the Note Amendment, the Agreement Amendment requires Namecheap to provide additional marketing and promotional services.

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

10.7

Amendment No. 2 to Credit Agreement between Right-side Group, Ltd., certain of its subsidiaries and Silicon Valley Bank, dated June 24, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2015 (File No. 001-36262)).

10.8

Guarantee and Collateral Agreement (U.S. Entities) between Rightside Group, Ltd., the other grantors listed therein and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).

10.9

Unconditional Guarantee (Non-U.S. Entities) between certain subsidiaries of Rightside Group, Ltd. (the Guarantors as defined therein) and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

Exhibit No.	Description of Exhibit
10.10

Security Deed (Debenture) between DMIH Limited and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.11

Security Deed (Debenture) between Rightside Domains Europe Limited and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.12

Charge Over Shares in United TLD Holdco Ltd. between DMIH Limited and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.13

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

10.15

Unconditional Guarantee (Non-U.S. Entities) between certain subsidiaries of Rightside Group, Ltd. (the Guarantors as defined therein) and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.16

Security Deed (Debenture) between DMIH Limited and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.17

Security Deed (Debenture) between Rightside Domains Europe Limited and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.18

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

10.20#

Master Agreement between eNom, Incorporated, United TLD Holdco, Ltd. and Namecheap, Inc., dated July 31, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2015 (File No. 001-36262)).

10.21#	First Amendment to Agreement between eNom Incorporated, United TLD Holdco, Ltd. and Namecheap, Inc. dated January 29, 2016.
10.22#

Senior Unsecured Promissory Note between Rightside Group, Ltd. and Namecheap, Inc., issued October 17, 2014. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 23, 2015 (File No. 001-36262)).

10.23#

Amendment of Senior Unsecured Promissory Note and Amended and Restated Letter of Agreement, effective as of December 31, 2014 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 23, 2015 (File No. 001-36262))

10.24

Amendment No. 2 to Senior Unsecured Promissory Note between Rightside Group, Ltd. and Namecheap, Inc. dated July 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2015 (File No. 001-36262)).

Exhibit No.	Description of Exhibit
10.25

Amendment No. 3 to Senior Unsecured Promissory Note between Rightside Group, Ltd. and Namecheap, Inc. effective as of August 1, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2015 (File No. 001-36262)).

10.26

Amendment No. 4 to Senior Unsecured Promissory Note between Rightside Group, Ltd. and Namecheap, Inc. effective January 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2016 (File No. 001-36262)).

10.27*

Rightside Group, Ltd. Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on July 14, 2014 (File No. 001-36262)).

10.28*

Rightside Group, Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on July 14, 2014 (File No. 001-36262)).

10.29*

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

10.31*

Employment Agreement between Rightside Group, Ltd., Rightside Operating Co. and Wayne M. MacLaurin, dated February 19, 2014 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 20, 2014 (File No. 001-36262)).

10.32*

Amended and Restated Employment Agreement between Rightside Group, Ltd., Rightside Operating Co. and Rick Danis, dated February 14, 2014 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on April 18, 2014 (File No. 001-36262)).

10.33*

Non-executive Chairman Agreement between Rightside Group, Ltd., Demand Media, Inc. and David E. Panos, dated January 9, 2014 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on January 13, 2014 (File No. 001-36262)).

10.34*

Amendment to Non-Executive Chairman Agreement between Rightside Group, Ltd., David E. Panos and Demand Media, Inc., dated June 24, 2014 (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).

10.35*

Form of Indemnification Agreement between Rightside Group, Ltd. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).

10.36*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).
10.37*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).
21.1	List of Subsidiaries of Rightside Group, Ltd.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

Exhibit No.	Description of Exhibit
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
#	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.