Form 10-Q
period 2016-03-31
RIGHTSIDE GROUP, LTD.
filed 2016-05-10
CIK 1589094

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File: Number 001‑36262

RIGHTSIDE GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware	32‑0415537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 4, 2016, there were approximately 19,200,091 shares of the registrant’s common stock outstanding.

RIGHTSIDE GROUP, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Rightside Group, Ltd.

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$46,979	$45,095
Accounts receivable, net	12,897	11,306
Prepaid expenses and other current assets	4,995	7,934
Deferred registration costs	78,758	75,435
Total current assets	143,629	139,770
Deferred registration costs, less current portion	16,228	15,700
Property and equipment, net	12,583	13,298
Intangible assets, net	52,341	54,328
Goodwill	103,042	103,042
gTLD deposits	4,990	8,139
Other assets	1,113	1,451
Total assets	$333,926	$335,728

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,135	$7,262
Accrued expenses and other current liabilities	27,322	24,591
Debt	1,500	1,500
Capital lease obligation	1,101	1,193
Deferred revenue	102,057	98,294
Total current liabilities	135,115	132,840
Deferred revenue, less current portion	21,091	20,487
Debt, less current portion	21,729	21,701
Capital lease obligation, less current portion	652	811
Deferred tax liabilities, net	15,099	15,477
Other liabilities	951	1,125
Total liabilities	194,637	192,441
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 20,000 shares authorized Shares issued and outstanding: 0 and 0	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized Shares issued and outstanding: 19,194 and 19,099	2	2
Additional paid-in capital	148,584	147,475
Accumulated deficit	(9,297)	(4,190)
Total stockholders’ equity	139,289	143,287
Total liabilities and stockholders’ equity	$333,926	$335,728

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Revenue	$55,124	$50,531
Cost of revenue (excluding depreciation and amortization)	41,920	38,957
Sales and marketing	2,638	2,494
Technology and development	5,884	5,115
General and administrative	4,924	4,983
Depreciation and amortization	4,046	3,986
Loss (gain) on other assets, net	1	(7,223)
Interest expense	1,235	1,244
Other (income) expense, net	(49)	42
(Loss) income before income tax	(5,475)	933
Income tax benefit	(368)	(943)
Net and comprehensive (loss) income	$(5,107)	$1,876

Net (loss) income per share attributable to common stockholders:
Basic	(0.27)	$0.10
Diluted	(0.27)	0.10

Weighted average number of shares outstanding:
Basic	19,146	18,705
Diluted	19,146	18,714

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Cash Flows

(In thousands)

(Unaudited)

	March 31,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(5,107)	$1,876
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,046	3,986
Amortization of discount and issuance costs on debt	452	469
Deferred income taxes	(368)	(943)
Stock-based compensation expense	1,438	1,539
Loss (gain) on gTLD application withdrawals, net	1	(7,223)
Other	(14)	(84)
Change in operating assets and liabilities:
Accounts receivable	(1,609)	(339)
Prepaid expenses and other current assets	2,440	(444)
Deferred registration costs	(3,851)	(4,446)
Other long-term assets	96	(34)
Accounts payable	(4,127)	317
Accrued expenses and other liabilities	2,309	(2,397)
Deferred revenue	4,367	6,600
Net cash provided by (used in) operating activities	73	(1,123)
Cash flows from investing activities
Purchases of property and equipment	(790)	(895)
Purchases of intangible assets	(207)	(478)
Payments and deposits for gTLD applications	3,021	(8,081)
Proceeds from gTLD withdrawals	125	5,672
Proceeds from repayment of note receivable	500	1,500
Other	116	125
Net cash provided by (used in) investing activities	2,765	(2,157)
Cash flows from financing activities
Principal payments on capital lease obligations	(250)	—
Principal payments on debt	(375)	(375)
Proceeds from stock option exercises	3	45
Minimum tax withholding on restricted stock awards	(332)	(231)
Net cash used in financing activities	(954)	(561)
Change in cash and cash equivalents	1,884	(3,841)
Cash and cash equivalents, beginning of period	45,095	49,743
Cash and cash equivalents, end of period	$46,979	$45,902

Supplemental disclosure of cash flows
Cash paid for interest	$744	$788
Cash paid for income taxes	41	17

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Notes to Financial Statements (Unaudited)

1.  Company Background and Basis of Presentation

Description of Business

Rightside Group, Ltd. (together with its subsidiaries, “Rightside,” the “Company,” “our,” “we,” or “us”) provides domain name registration and related value‑added service subscriptions to third parties. We are also an accredited registry for new generic Top Level Domains (“gTLDs”) made available by the expansion of new gTLDs (the “New gTLD Program”) by the Internet Corporation for Assigned Names and Numbers (“ICANN”).

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. We will refer to our consolidated financial statements as “financial statements,” “balance sheets,” “statements of operations,” and “statements of cash flows” herein.

We had no significant components of other comprehensive income (loss) during any of the periods presented, as such, a consolidated statement of comprehensive income (loss) is not presented. In addition, we had no material changes in equity, as such, a consolidated statement of stockholders’ equity is not presented.

Interim Financial Statements

We have prepared the unaudited interim financial statements on the same basis as the audited financial statements and have included all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our statement of financial position, results of operations, and cash flows. The results for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results expected for the full year.

The interim unaudited financial statements have been prepared in accordance with GAAP. They do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to current presentation. These reclassifications did not affect consolidated net income, cash flows, or equity for the years presented.

We reclassified $1.6 million of other assets to noncurrent debt on our balance sheets as of December 31, 2015, in accordance with our retrospective adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2015-03.

2.  Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Refer to our audited financial statements included in our Form 10-K as filed with the SEC on March 11, 2016, for a complete discussion of all significant accounting policies.

Adoption of New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The new standard provided guidance to customers about whether a cloud computing arrangement included a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard did not change a customer’s accounting for service contracts. We adopted this standard prospectively on January 1, 2016 with no material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new standard required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as an asset, consistent with debt discounts. Debt disclosures include the face amount of the debt liability and the effective interest rate. We adopted this standard retrospectively on January 1, 2016. As of December 31, 2015, we reclassified $1.6 million of debt issuance costs from an other asset to a direct reduction of the carrying amount of debt liability on our balance sheets. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The new standard clarified the SEC staff’s position on debt issuance costs in connection with line of credit arrangements from ASU 2015-03. The SEC staff would not object to presenting debt issuance costs as an asset if they were incurred before a debt liability is recognized or if they were associated with revolving debt arrangements. We adopted this standard on January 1, 2016. As of December 31, 2015, we had $0.3 million of debt issuance costs that remained classified as an other asset on our balance sheets because it is related to our line of credit agreement.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of share-based payment accounting. The new standard requires entities to recognize income tax effects of share-based payments at settlement through the income statement. The new standard allows entities to withhold up to the employee’s maximum individual statutory tax rate without classifying the awards as a liability, and allows entities to make a policy election to recognize forfeitures when they occur. It also affects the classification in the statements of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We are assessing the impact of the new standard on our financial statements, and have not determined the timing or impact of the adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which increases transparency and comparability for lease transactions. The new standard brings substantially all leases on the balance sheets for operating lease arrangements with lease terms greater than 12 months for lessees. This standard will require a modified retrospective application, which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are assessing the impact of the new standard on our financial statements, and have not determined the timing or impact of the adoption.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” The new standard provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which changed the effective date of ASU 2014-09 to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08,

“Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on determining the proper unit of account and applying the control principle. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying when a performance obligation has been satisfied and determining how to recognize revenue when an entity grants a license to use or access its intellectual property. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which aims to reduce the risk of diversity in practice for certain aspects of Topic 606, including collectibility, noncash consideration, presentation of sales tax, and transition. We are assessing the provisions of the new standard and have not determined the impact of the adoption on our financial statements.

3.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Owned website names	$14,810	$(11,697)	$3,113	$14,977	$(11,628)	$3,349
Customer relationships	20,842	(19,833)	1,009	20,842	(19,515)	1,327
Technology	7,953	(7,939)	14	7,953	(7,934)	19
Non-compete agreements	207	(133)	74	207	(122)	85
Trade names	5,466	(2,544)	2,922	5,466	(2,465)	3,001
gTLDs	51,988	(6,779)	45,209	51,988	(5,441)	46,547
Total	$101,266	$(48,925)	$52,341	$101,433	$(47,105)	$54,328

Amortization expense of intangible assets was $2.3 million for both of the three months ended March 31, 2016 and 2015, respectively.

Estimated future amortization expense related to intangible assets held as of March 31, 2016 (in thousands):

Years Ending December 31,	Amount
2016 (April 1, 2016 to December 31, 2016)	$6,209
2017	6,526
2018	6,394
2019	6,089
2020	5,859
Thereafter	21,264
Total	$52,341

4.  gTLD Deposits

As of March 31, 2016 and December 31, 2015, our gTLD deposits were $4.9 million and $8.1 million, respectively.  During the three months ended March 31, 2016, we received $3.0 million related to the settlement of certain gTLD applications under the New gTLD Program. Payments and deposits for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. These deposits would be applied to the purchase of the gTLD if we are awarded the gTLD operator rights or these deposits may be returned to us if we withdraw our interest in the gTLD application. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable.

The withdrawal of our interest in certain gTLD applications resulted in a net loss of $1,000 and a net gain of $7.2 million for the three months ended March 31, 2016 and 2015, respectively. We recorded these gains and losses in loss (gain) on other assets, net, on the statements of operations.

5.  Other Balance Sheet Items

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Prepaid expenses	$3,073	$3,868
Prepaid registry fees	1,662	3,306
Note receivable	260	760
Prepaid expenses and other current assets	$4,995	$7,934

Namecheap Senior Unsecured Promissory Note Receivable

In October 2014, we entered into an agreement with Namecheap, Inc. (“Namecheap”), whereby Namecheap issued a Senior Unsecured Promissory Note (“Note receivable”) to us for $2.5 million. In January 2016, we entered into Amendment No. 4 of Senior Unsecured Promissory Note, which extended the maturity date of the Note receivable to June 30, 2016. As of December 31, 2015, the outstanding balance on the Note receivable was $750,000. During the three months ended March 31, 2016, Namecheap made two principal payments totaling $500,000, reducing the outstanding balance of the Note receivable to $250,000 as of March 31, 2016.

6.  Debt

Silicon Valley Bank Credit Facility

In March 2016, we entered into Amendment No. 3 to Credit Agreement (“Amendment”) with Silicon Valley Bank. The Amendment revises the terms of our existing Credit Agreement (“SVB Credit Facility”). The Amendment revises the financial condition covenants, including the consolidated net leverage ratio, minimum liquidity ratio, and minimum consolidated EBITDA. The Amendment removes the consolidated fixed charge coverage ratio, consolidated senior leverage ratio and minimum liquidity. Additionally, the Amendment approves a one-time distribution of $10.0 million for the partial prepayment of our term loan with Tennenbaum Capital Partners LLC. As of March 31, 2016, we were in compliance with all covenants.

7.  Commitments and Contingencies

From time to time, we are party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in our belief, could have a material adverse effect on our future financial results.

8.  Income Taxes

Our effective tax rate differs from the U.S. Federal statutory rate primarily as a result of state taxes, non-deductible stock option expenses and implementing a domestic valuation allowance. The effective tax rate was 6.6% and (101.1)%  for the three months ended March 31, 2016 and 2015, respectively.

We recorded an income tax benefit of $0.4 million during the three months ended March 31, 2016, compared to an income tax benefit of $0.9 million during the same period in 2015. The decreased benefit was primarily due to an increase in stock-based compensation shortfall and the impact of implementing a valuation allowance on projected excess deferred tax assets in the current period.

We currently have a net deferred tax liability on our U.S. activities. However, projected future growth in our deferred tax assets indicates that we will have net deferred tax assets in the U.S. by the end of the current year, which will require a valuation allowance as it is more likely than not that those net deferred tax assets will not be realized. When calculating the annual effective income tax rate for the three months ended March 31, 2016, we have included the anticipated valuation allowance in the effective tax rate to ensure that the tax benefit recorded on the year-to-date losses would not exceed the amount expected to be generated during the current year.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flows.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the three months ended March 31, 2016 or 2015, and we do not expect our uncertain tax position to change materially during the next 12 months. We file a U.S. federal tax return as well as tax returns in many states and multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the Internal Revenue Service and various state authorities.

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

Assets and liabilities that are not recognized at fair value in our consolidated financial statements but for which the fair value is disclosed, are summarized below (in thousands):

	Carrying	Fair Value Measurement Using			Total
As of March 31, 2016	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Note receivable	$260	$—	$—	$260	$260
Liabilities:
Debt	$23,229	$—	$—	$30,906	$30,906

	Carrying	Fair Value Measurement Using			Total
As of December 31, 2015	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Note receivable	$760	$—	$—	$760	$760
Liabilities:
Debt	$23,201	$—	$—	$31,489	$31,489

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

The change in the fair value of our debt from December 31, 2015 to March 31, 2016 was due to principal and interest payments made during the quarter.

10.  Business Segments

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

Revenue derived from our Registrar services, Registry services, and Aftermarket and other offerings are as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Registrar services	$44,018	$41,999
Registry services	2,639	1,605
Aftermarket and other	9,269	7,332
Eliminations	(802)	(405)
Total revenue	$55,124	$50,531

Amounts in the eliminations line reflect the elimination of intercompany charges between our Registrar and Registry services businesses.

Revenue by geographic location is as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
United States	$40,294	$36,612
International	14,830	13,919
Total	$55,124	$50,531

No international country represented more than 10% of total revenue in any period presented.

11.  (Loss) Earnings Per Share

Basic and diluted (loss) earnings per share were calculated using the following (in thousands, except per share amounts):

	Three months ended
	March 31,
	2016	2015
Net (loss) income	$(5,107)	$1,876
Weighted average number of shares outstanding:
Basic	19,146	18,705
Dilutive effect of stock-based equity awards	—	9
Diluted	19,146	18,714
Net (loss) income per share attributable to common stockholders:
Basic	(0.27)	$0.10
Diluted	(0.27)	0.10

For the three months ended March 31, 2016, we excluded 131,300 shares of restricted stock units and stock options from the calculation of diluted weighted average shares outstanding as their inclusion would have been antidilutive. For the three months ended March 31, 2015, there were no antidilutive shares of restricted stock units and stock options. The $15.05 exercise price per share on the stock warrants related to the Tennenbaum Credit Facility did not have a dilutive effect for any period presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, are forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. These forward-looking statements include, but are not limited to:

•	our future operating results, including our expectations regarding total revenue, operating margins and net loss;
•	trends in sales, marketing, technology, development and general and administrative expenses as a percentage of our revenue;
•	our ability to develop, maintain and grow significant market share for our gTLDs in a competitive environment;
•	our ability to attract new wholesale and retail customers and to retain existing customers;
•	the implementation of our business model and strategic plans for our business, including our ability to improve margin structure through pricing optimization and cost reduction initiatives;
•	our expectations regarding the level of consumer demand for new generic Top Level Domains (“gTLDs”) and our ability to capitalize on this demand;
•	legal, regulatory, accounting and tax developments, including additional requirements imposed by changes in federal, state or foreign laws and regulations;
•	our strategic relationships, including with the Internet Corporation for Assigned Names and Numbers (“ICANN”);
•	our ability to enter into and maintain agreements on favorable terms with commercial partners, including with registry operators, service providers and distributors;
•	our ability to effectively manage our growth;
•	our ability to enhance our existing products and services and introduce new products and services;
•	our ability to adequately protect our intellectual property rights;
•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure and security; and
•	the impact of actions by stockholder activists.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes included elsewhere in this report. Throughout this discussion and analysis, where we provide discussion of the three months ended March 31, 2016, compared to the same periods in 2015, we refer to the prior periods as “2015.”

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

We are one of the world’s largest registrars, offering domain name registration and other related services to resellers and directly to domain name registrants. Through our eNom brand, we provide infrastructure services that enable a network of approximately 28,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands, including Name.com, we directly offer domain name registration services to more than 330,000 customers. As of March 31, 2016, we had more than 16.6 million domain names under management. In addition to domain name registration and related services, we have developed proprietary tools and services that identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of domain names as well as for our customers’ domain names.

We are a leading domain name registry with a portfolio of 40 gTLDs acquired from ICANN’s New gTLD Program. To date, we have launched 39 of our gTLDs into the market, including .NEWS, .ROCKS and .LIVE. In May 2016, we acquired the exclusive registry operator rights to .GAMES, which we plan to launch in the third quarter of 2016. Our registry services business continues to build a diverse distribution network of over 125 ICANN accredited registrars, including GoDaddy, eNom and Name.com, as well as other complementary distribution partners such as website builders and email service providers, that offer our gTLD domain names to businesses and consumers. Furthermore, our distribution network includes registrars and other partners in international markets, positioning our company to capture additional sales on a global scale. In addition to operating our own Registry, we provide technical back-end infrastructure services to Donuts Inc. (“Donuts”), a third-party operator of new gTLDs (collectively with the New gTLD Program, our “gTLD Initiative”).

The combination of our registrar and registry services businesses makes us one of the largest providers of end-to-end domain name services in the world. This uniquely positions us to capitalize on the New gTLD Program because we can distribute owned and third-party gTLDs through our retail registrar brands, our eNom reseller network and our third-party registrar distribution channel.

We generate the majority of our revenue through domain name registration subscriptions, including registrations of domain names for our owned gTLDs, and related value-added services. We also generate revenue from advertising on, and from the sale of, domain names that are registered to our customers or ourselves. Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flows.

First Quarter Highlights

Below are our key highlights as of and for the three months ended March 31, 2016. All comparisons are relative to the fiscal first quarter 2015.

•	Total revenue increased to $55.1 million from $50.5 million.
•	Registry services revenue increased 64% to $2.6 million.
•	Net loss was $5.1 million compared to net income of $1.9 million.
•	Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), a non-GAAP financial measure, was $1.8 million compared to $0.6 million.
•	Cash and cash equivalents were $47.0 million.
•	Entered into an amendment to our Credit Agreement with Silicon Valley Bank to revise our financial condition covenants.

Opportunities, Challenges and Risks

The majority of our revenue is derived from domain name registrations and related value‑added service subscriptions from our wholesale and retail customers of our registrar platform. Growth in our revenue is dependent upon our ability to attract wholesale and retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value‑added service renewal rates and to grow those relationships through competitive pricing on domain name registrations, differentiated value‑added services, customer service offerings, and best‑in‑class reseller integration tools. Over the past few years our revenue growth has been driven by the addition of reseller customers with large volumes of domain names as well as strong growth in Name.com, our leading retail registrar. Certain of these large customers account for a significant portion of our revenue, and from time to time, we enter into multi‑year agreements with those customers. For example, our top three customers accounted for 30% and 27% of our consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. We also generate advertising revenue through our monetization platform for websites or domain names that we or our customers own. Going forward, we expect the revenue associated with these websites to remain relatively flat with low traffic and advertising yields in the marketplace.

We began generating cash sales as the exclusive registry operator for our portfolio of new gTLDs in the first quarter of 2014. We have had steady growth in our registry revenue over the past 12 months. For the three months ended March 31, 2016, our revenue from our registry services was $2.6 million, compared to $1.6 million for the same period in 2015.

For the three months ended March 31, 2016 and 2015, we received refunds of deposits of $3.0 million and made payments and deposits of $(8.1) million for gTLD applications under the New gTLD Program. These payments and deposits represent amounts paid directly to ICANN and third parties in the pursuit of certain exclusive gTLD operator rights. We capitalize payments made for gTLD applications and other acquisition related costs, and include them in other long‑term assets and intangible assets on the balance sheets. As part of the New gTLD Program, we have received partial cash refunds for certain gTLD applications and to the extent we elect to sell or withdraw certain gTLD applications throughout the process, we will continue to incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, gTLD application fees and other acquisition-related costs are reclassified as finite‑lived intangible assets and amortized on a straight‑line basis over their estimated useful life. We expense as incurred other costs incurred as part of this gTLD Initiative and not directly attributable to the acquisition of gTLD operator rights.

Our cost of revenue, which is the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue. With the recent revenue growth coming from the sales of our higher margin registry business, our cost of revenue as a percentage of revenue has decreased for the three months ended March 31, 2016 compared to the same period in 2015.

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

Registrar Services Operating Metrics

We review a number of business metrics, including the following key metrics, to evaluate our Registrar services business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. We believe the following measures are the primary indicators of our performance:

•

Registrar services domain: We define a registrar services domain as an individual domain name registered by a third-party customer on Rightside’s registrar platforms for which Rightside has begun to recognize revenue.

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

The following table sets forth performance highlights of key business metrics for our Registrar services for the periods presented (in millions, except for per domain and percentage data):

	Three months ended
	March 31,
	2016	2015	Change
End of period registrar services domains	16.4	16.2	1.2%
Average revenue per domain	$10.79	$10.43	3.5%
Renewal rate	77.2%	77.4%

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

Our revenue also includes registration fees from our portfolio of 39 gTLDs in general availability for which we are the exclusive registry operator, as part of the gTLD Initiative. The amount as well as the timing of revenue is uncertain and is dependent upon the demand and level of user adoption of new gTLDs, the timing and number of our back‑end registry customers’ launches of gTLDs, and the continued progress of the New gTLD Program. To the extent that our registry offers performance incentive rebates or certain other business incentives to our partners, those incentives are recognized as a reduction to revenue.

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

Technology and Development

Technology and development consists primarily of costs associated with creation, development and distribution of our products and websites. These expenses primarily consist of personnel-related costs (including stock-based compensation expense) associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in future headcount and global infrastructure footprint. We anticipate that our technology and development expense will decrease slightly in the near term as a percentage of revenue due to one-time realignment expenses in the first quarter, and then remain relatively flat for the remainder of the current year.

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

Depreciation and Amortization

Depreciation expense consists of charges relating to the depreciation of the property and equipment used in our business. Depreciation expense may increase or decrease in absolute dollars in future periods depending on the future level of capital investments in hardware and other equipment. We expect the depreciation of property and equipment to remain relatively flat in the near term.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of transaction gains and losses on foreign currency‑denominated assets and liabilities and interest income.

Income Tax Benefit

We are subject to income taxes principally in the United States, and certain other countries where we have a legal presence, including Ireland, Canada, Australia and Cayman Islands. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on foreign statutory rates, and our effective tax rate could fluctuate accordingly.

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

Basis of Presentation

Please refer to Note 1—Company Background and Basis of Presentation within the accompanying unaudited interim financial statements for information on our basis of presentation.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies and estimates. Please refer to the critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016.

Recent Accounting Pronouncements

Please refer to Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements within the accompanying unaudited interim financial statements for information on our recently adopted accounting guidance and recent accounting guidance not yet adopted.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands). The period‑to‑period comparison of financial results is not necessarily indicative of future results.

	Three months ended
	March 31,
	2016	2015
Revenue	$55,124	$50,531
Cost of revenue (excluding depreciation and amortization)	41,920	38,957
Sales and marketing	2,638	2,494
Technology and development	5,884	5,115
General and administrative	4,924	4,983
Depreciation and amortization	4,046	3,986
Loss (gain) on other assets, net	1	(7,223)
Interest expense	1,235	1,244
Other (income) expense, net	(49)	42
(Loss) income before income tax	(5,475)	933
Income tax benefit	(368)	(943)
Net (loss) income	$(5,107)	$1,876

The following table presents our stock‑based compensation expense included in the above line items (in thousands):

	Three months ended
	March 31,
	2016	2015
Cost of revenue	$53	$116
Sales and marketing	173	182
Technology and development	326	275
General and administrative	886	966
Total stock-based compensation expense	$1,438	$1,539

The following table presents our depreciation and amortization by expense classification (in thousands):

	Three months ended
	March 31,
	2016	2015
Cost of revenue	$1,870	$1,882
Sales and marketing	320	327
Technology and development	1,021	1,211
General and administrative	835	566
Total depreciation and amortization	$4,046	$3,986

Revenue

Revenue by service line was as follows (in thousands, except percentage data):

	Three months ended
	March 31,
	2016	2015	Change
Registrar services	$44,018	$41,999	5%
Registry services	2,639	1,605	64
Aftermarket and other	9,269	7,332	26
Eliminations	(802)	(405)	98
Total revenue	$55,124	$50,531	9%

Registrar Services

Registrar services revenue for the three months ended March 31, 2016, increased by $2.0 million, or 5%, to $44.0 million compared to $42.0 million in 2015. The increase was primarily due to organic growth in our retail and wholesale channels, driven by a higher number of registrations and related services of $1.5 million along with the sale of higher priced domain names of $0.5 million. Of this increase in organic growth, $1.1 million was in revenue from legacy gTLD domain names and $0.9 million was in revenue generated from registrations of new gTLD domain names.

Registry Services

Registry services revenue for the three months ended March 31, 2016, increased by $1.0 million, or 64%, to $2.6 million from $1.6 million in 2015. The growth was primarily driven by new gTLD registrations which have an average selling price of approximately three times that of legacy gTLDs. As of March 31, 2016, our registry services end of period domains increased to 470,000 from 199,000 in 2015.

Aftermarket and Other

Aftermarket and other revenue for the three months ended March 31, 2016, increased by $2.0 million, or 26%, to $9.3 million compared to $7.3 million in 2015. The increase is primarily due to an increase in our domain name monetization revenue of $1.5 million due to improved performance by existing customers, as well as an increase in our domain sales revenue of $0.4 million.

Cost and Expenses

Costs and expenses were as follows (in thousands, except percentage data):

	Three months ended
	March 31,
	2016	2015	Change
Cost of revenue (excluding depreciation and amortization)	$41,920	$38,957	8%
Sales and marketing	2,638	2,494	6
Technology and development	5,884	5,115	15
General and administrative	4,924	4,983	(1)
Depreciation and amortization	4,046	3,986	2
Loss (gain) on other assets, net	1	(7,223)	(100)
Interest expense	1,235	1,244	(1)
Other (income) expense, net	(49)	42	(217)
Income tax benefit	(368)	(943)	(61)

Cost of Revenue

Cost of revenue for the three months ended March 31, 2016, increased by $2.9 million, or 8%, to $41.9 million compared to $39.0 million in 2015. The increase was primarily due to $1.3 million in domain name registration fees associated with our growth in registered domain names and related revenue and $1.6 million in revenue sharing costs paid to our domain name monetization customers.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2016, increased by $0.1 million, or 6%, to $2.6 million compared to $2.5 million in 2015. The increase was primarily due to a $0.2 million increase in personnel-related costs inclusive of $0.1 million in one-time severance payments, as well as increased headcount and other employee-related expenses.

Technology and Development

Technology and development expenses for the three months ended March 31, 2016, increased by $0.8 million, or 15%, to $5.9 million compared to $5.1 million in 2015. The increase was primarily due to an increase of $0.7 million in personnel-related costs, inclusive of $0.4 million in one-time severance payments, as well as increased headcount and other employee-related expenses.

General and Administrative

General and administrative expenses for the three months ended March 31, 2016, decreased by $0.1 million to $4.9 million compared to $5.0 million in 2015. A decrease of $0.3 million in stock-based compensation expense and professional fees was partially offset by an increase of $0.2 million in legal expenses.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $4.0 million for both periods.

Loss (Gain) on Other Assets, Net

Loss on other assets, net for the three months ended March 31, 2016 was $1,000 compared to a net gain of $7.2 million in 2015. During the three months ended March 31, 2015, we withdrew our interest in several gTLD applications resulting in a net gain of $7.2 million.

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015, was $1.2 million for both periods, and consisted of interest on our credit facilities that were entered into during the third quarter of 2014.

Other (Income) Expense, Net

Other income for the three months ended March 31, 2016, was $49,000 compared to other expense of $42,000 in 2015.

Income Tax Benefit

The effective tax rate was 6.6% and (101.1)% for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate differs from the statutory rate primarily as a result of state taxes, non-deductible stock option expenses and implementing a domestic valuation allowance. Income tax benefit for the three months ended March 31, 2016 and 2015, was $0.4 million and $0.9 million, respectively. The decrease in tax benefit was primarily due to an increase in stock-based compensation shortfall and the impact of implementing a valuation allowance on projected excess deferred tax assets in the current period.

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

The following is a reconciliation of net (loss) income to Adjusted EBITDA (in thousands):

	Three months ended
	March 31,
	2016	2015
Net (loss) income	$(5,107)	$1,876
Add (deduct):
Income tax benefit	(368)	(943)
Loss (gain) on other assets, net	1	(7,223)
Interest expense	1,235	1,244
Depreciation and amortization	4,046	3,986
Stock-based compensation expense	1,438	1,539
Acquisition and realignment costs	564	89
Adjusted EBITDA	$1,809	$568

Adjusted EBITDA increased $1.2 million, to $1.8 million in the three months ended March 31, 2016, compared to $0.6 million in 2015. The increase was primarily driven by an increase in revenue of $4.6 million, offset by an increase in cost of revenue of $2.9 million, due to organic growth in our Registrar services as well as increased registrations from new gTLDs in our Registry services. Additionally, the increase was offset by a $0.9 million increase in personnel-related costs from increased headcount.

Liquidity and Capital Resources

Historically, we have principally financed our operations from net cash provided by our operating activities. Our cash flows from operating activities are significantly affected by our cash based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of revenue, technology and development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our ongoing investments in our platform, company infrastructure, equipment and our investments in gTLD applications. Our capital expenditures and investments in gTLDs have to date been funded by both cash flows from operations and investment from our former parent, Demand Media, Inc. (“Demand Media”), as well as proceeds from our credit facilities.

As of March 31, 2016, our principal sources of liquidity were our cash and cash equivalents in the amount of $47.0 million and our revolving credit facility with Silicon Valley Bank (“SVB”). In March 2016, we entered into Amendment No. 3 to Credit Agreement (“Amendment”) with SVB. The Amendment revises the terms of our existing Credit Agreement (“SVB Credit Facility”). The Amendment revises the financial condition covenants, including the consolidated net leverage ratio, minimum liquidity ratio, and minimum consolidated EBITDA. The Amendment removes the consolidated fixed charge coverage ratio, consolidated senior leverage ratio and minimum liquidity. Additionally, the Amendment approves a one-time distribution of $10.0 million for the partial prepayment of our term loan with Tennenbaum Capital Partners LLC (“Tennenbaum Credit Facility”). Under the current agreement with SVB, as of March 31, 2016, we had approximately $19.0 million of borrowing capacity available from the SVB Credit Facility. Additionally, we were in compliance with the covenants under both the SVB Credit Facility and the Tennenbaum Credit Facility as of March 31, 2016.

For more information, see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” in our Annual Report on Form 10-K which was filed with the SEC on March 11, 2016.

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

Historical Cash Flow Trends

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Three months ended
	March 31,
	2016	2015
Net cash provided by (used in) operating activities	$73	$(1,123)
Net cash provided by (used in) investing activities	2,765	(2,157)
Net cash used in financing activities	(954)	(561)

Cash Flows from Operating Activities

Our primary source of cash from operating activities consists of cash collections from our customers. Our primary uses of cash from operating activities consist of domain registration costs paid to registries, personnel-related costs, discretionary marketing and advertising costs, and technology and development costs.

Net cash provided by (used in) operating activities was $0.1 million and $(1.1) million for the three months ended March 31, 2016 and 2015. The activity that comprised our net cash provided by (used in) operating activities is described below.

Our net loss for the three months ended March 31, 2016, was $5.1 million, which included non-cash charges of $5.6 million such as depreciation and amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital resulted in a $0.4 million reduction in cash.

Our net income for the three months ended March 31, 2015, was $1.9 million, which included a gain on the withdrawal of gTLD applications of $7.2 million and non-cash charges of $5.0 million such as depreciation, amortization, stock-based compensation expense, and deferred taxes.  In addition, changes in our working capital resulted in a $0.7 million reduction in cash.

Cash Flows from Investing Activities

Our investing activities primarily consist of strategic acquisitions of gTLDs, purchases of intangible assets and purchases of property and equipment to support the overall growth in our business.

Net cash provided by (used in) investing activities was $2.8 million for the three months ended March 31, 2016, compared to $(2.2) million for the three months ended March 31, 2015. The activity that comprised our net cash provided by (used in) investing activities is described below.

During the three months ended March 31, 2016, we received refunds of deposits of $3.0 million for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights. In addition, we received proceeds of $0.5 million from the repayment of a note receivable, which were partially offset by purchases of $0.8 million of property and equipment.

During the three months ended March 31, 2015, we made payments and deposits of $8.1 million for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights, which was partially offset by proceeds of $5.7 million from gTLD application withdrawals. In addition, we received proceeds of $1.5 million from the repayment of a note receivable and made payments of $0.9 million for the purchase of property and equipment.

Cash Flows from Financing Activities

Our financing activities primarily consist of the repayment of principal on long-term debt and restricted stock unit activity.

Net cash used in financing activities increased $0.4 million to $1.0 million for the three months ended March 31, 2016, from $0.6 million for the three months ended March 31, 2015. The increase primarily includes $0.3 million in principal payments on capital lease obligations and $0.1 million in minimum tax withholding on restricted stock awards.

Off‑Balance Sheet Arrangements

As of March 31, 2016, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.

Litigation

From time to time, we are party to various litigation matters incidental to the conduct of our business.  There is no pending or threatened legal proceeding to which we are a party that, in our belief, could have a material adverse effect on our future financial results.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the term loan drawn on our term loan credit facility with Tennenbaum Capital Partners LLC (the “Tennenbaum Credit Facility”), which accrues interest at variable rates. As of March 31, 2016, our borrowings under the Tennenbaum Credit Facility had an effective interest rate of 14.8%. Assuming the Tennenbaum Credit Facility is fully drawn and holding other variables constant, a 1% increase in interest rates, occurring April 1, 2016, and sustained throughout the period ended December 31, 2016, would result in an increase in our annual interest expense and a decrease in our cash flows and income before taxes of approximately $0.3 million per year.

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

Concentrations of Credit Risk

As of March 31, 2016, our cash and cash equivalents were maintained with one major U.S. financial institution and two foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There is no pending or threatened legal proceeding to which we are a party that, in our belief, could have a material adverse effect on our business, financial results and existing or future operations.

Item 1A.  Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited interim financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

We spend significant resources marketing our brands, services and new gTLDs. We rely on relationships with a wide variety of third parties, including registrars, resellers and other partners, to source new customers and to promote our new gTLDs and domain name services. In addition, from time to time, we may spend a significant amount on marketing, including through bundling, price promotions and online advertising. With any of our brands, services and new gTLDs, if our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies become more expensive or unavailable, or are suspended or terminated, for any reason, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

As a new gTLD registry, we are subject to ICANN’s registry operator agreement and governing policies, which may change to our detriment.

We are required to enter into a registry operator agreement with ICANN (each, a “New gTLD Registry Agreement”) for each new gTLD that we operate. To date, we have entered into 40 New gTLD Registry Agreements. Of the 40 new gTLDs for which we are the registry operator, 39 have been delegated to us and inserted into the Root Zone.

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

Our success depends in large part on our registrar customers’ renewals of their domain name registrations. Our customer renewal rate for expiring domain name registrations was approximately 77.2% and 77.4% for the three months ended March 31, 2016 and 2015, respectively, and 75.3% and 72.9% for the years ended December 31, 2015 and 2014, respectively. If we are unable to maintain our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Any significant decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

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

Total revenue earned from resellers was $31.7 million, or 58% of total revenue, for the three months ended March 31, 2016, and was $30.9 million, or 61% of total revenue, for the comparable prior year period. As of March 31, 2016, our three largest resellers accounted for approximately 38% of our total domain names under management, and our largest reseller, Namecheap, represented approximately 28% of total domain names under management. In addition, Namecheap accounted for approximately 17% and 18% of our total revenue for the three months ended March 31, 2016 and 2015, respectively. The term of our current agreement with Namecheap expires in December 2018, but will automatically renew for an additional three-year period unless terminated by either party. In October 2014, Namecheap issued a promissory note to us in the principal amount of $2.5 million in connection with our reseller agreement. On January 29, 2016, we and Namecheap amended the original promissory note to extend the maturity date to June 30, 2016. During the three months ended March 31, 2016, Namecheap made principal payments of $0.5 million on the promissory note. As of March 31, 2016, the outstanding balance on the promissory note was $250,000. If Namecheap defaults on the promissory note, such default could adversely affect our reseller relationship with Namecheap and our covenants under our credit facilities. There can be no assurance that our established reseller distribution relationships will continue, as our resellers may cease to operate or otherwise terminate their relationship with us.  In addition, there can be no assurance that we will be able to maintain favorable business terms with our resellers. Any reduction in access to third-party reseller distributors, particularly those servicing a large percentage of our domain name registration customers, would materially and adversely affect our ability to market our products and to generate revenue.

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

We have formed strategic alliances with certain business partners. For example, the gTLD application and acquisition process requires us to rely upon or negotiate and collaborate with independent third parties, including Donuts. We have also contracted to provide Donuts with registry back‑end infrastructure services. In addition, some of our business is conducted through NameJet, a joint venture with Web.com.

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

The market for domain name registration and other related value‑added web‑based services is highly competitive and rapidly evolving. We expect competition to increase from existing competitors, as well as from new market entrants. These competitors include, among others, domain name registrars, website design firms, website hosting companies, internet service providers, internet portals and search engine companies, and include companies such as GoDaddy, Web.com, Microsoft, and Google. Some of these competitors have traditionally offered more robust value‑added services, and some have greater resources, more brand recognition and consumer awareness, greater international scope and larger bases of existing customers. As a result, we may not be able to compete successfully against them in future periods.

In addition, these and other large competitors, in an attempt to gain market share, may offer aggressive price discounts on the services they offer. These pricing pressures may require us to match these discounts in order to remain competitive, which would reduce our margins, or cause us to lose customers who decide to purchase our competitors’ discounted service offerings. In light of these factors, it may become increasingly difficult for us to compete successfully.

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

We are required to comply with guidelines issued under the Federal Trade Commission Act, which governs the collection, use and storage of consumer information, and establishes principles relating to notice, consent, access and data integrity and security.  Several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others, or other liabilities, which could adversely affect our business.

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

These restrictions could inhibit our ability to pursue our business strategies. In addition, our credit facilities include financial covenants.  Our revolving credit facility with Silicon Valley Bank (“SVB Credit Facility”) requires us to maintain a minimum consolidated EBITDA, a maximum consolidated net leverage ratio, and minimum liquidity ratio. Our term loan credit facility with certain funds managed by Tennenbaum Capital Partners LLC (“Tennenbaum Credit Facility”) requires us to maintain compliance with a maximum consolidated net leverage ratio and minimum liquidity. The Tennenbaum Credit Facility is also subject to certain mandatory prepayments from 50% of excess cash flow (as determined under the Tennenbaum Credit Facility), which will be paid on the first to occur of the maturity, termination or refinancing of the SVB Credit Facility or the acceleration and termination of the SVB Credit Facility, from excess cash flow determined for the period from the closing of the Tennenbaum Credit Facility to the end of the fiscal year ended as of the date 90 days prior to such date, and thereafter annually for excess cash flow determined for each subsequent fiscal year; from certain asset sales and insurance and condemnation events, to the extent not used to prepay loans and cash collateralize letters of credit and permanently reduce the commitments under the SVB Credit Facility, subject to customary reinvestment rights; and from the issuances of certain indebtedness.  Mandatory prepayments from asset sales and issuances of indebtedness are subject to a prepayment premium that is the same or for voluntary prepayments.  Our failure to comply with any covenants in our credit facilities, including any of the financial covenants, could result in an event of default. Our failure to meet our payment obligations under our credit facilities, including any principal and accrued interest payments, could also result in an event of default. Our ability to meet our payment obligations and to satisfy our financial covenants under our credit facilities depends upon our ability to generate cash flows. Our ability to generate cash flows, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors that are beyond our control. There is no assurance that our business will generate sufficient cash flows from operations in an amount sufficient to enable us to meet our payment obligations and financial covenants under our credit facilities. If we are not able to generate sufficient cash flows from operations to service our obligations under our credit facilities, we may need to refinance or restructure our credit facilities, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our credit facilities.

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

If our lenders exercise their remedies under our credit facilities and accelerate all outstanding obligations under our credit facilities, our assets and cash flows may not be sufficient to fully repay all of our outstanding obligations under our credit facilities.

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

Any equity capital raising activities would be subject to the restrictions in the Tax Matters Agreement, which was executed between Rightside and Demand Media with Rightside’s August 2014 separation from Demand Media (the “Separation”).  The Tax Matters Agreement requires Rightside and Demand Media to comply with the representations made in the private letter ruling or in materials submitted to the Internal Revenue Service (“IRS”) and our tax counsel in connection with the Separation. Such representations contain restrictions on our ability to take actions that could cause the Separation to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, including entering into any transaction or series of transactions as a result of which any person or group of persons would acquire or have the right to acquire from us or stockholders our stock greater than certain threshold amounts, or issuing our stock in an offering in amounts greater than certain threshold amounts. Certain of these restrictions will apply for the two-year period after the distribution, unless the applicable party obtains a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm that such action will not cause the distribution or certain related transactions to fail to qualify as tax-free transactions for U.S. federal income tax purposes. Notwithstanding receipt of such ruling or opinion, if such action causes the distribution or certain related transactions to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, we could be responsible for taxes arising therefrom. For more information, see the “Risks Relating to the Separation” below.

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

On March 4, 2016, we received notice from J. Carlo Cannell, the managing member of Cannell Capital LLC and the general partner of Tonga Partners, L.P. (collectively, “Cannell”), of Cannell’s intent to nominate six director candidates for election to replace two Class II directors up for election at our 2016 annual meeting of stockholders.  Cannell filed a Schedule 13D on March 1, 2016 reporting ownership of 1,389,953 shares of our common stock, or approximately 7.2% based on the number of our shares outstanding as of March 4, 2016.  In addition, Daniel M. Negari and Michael Ambrose jointly filed a Schedule 13D on November 30, 2015 reporting the acquisition of an aggregate of 981,042 shares of our common stock, and FTS, Corp. filed a Schedule 13D on December 2, 2015 reporting ownership of 1,158,174 shares of our common stock. Although we ultimately determined that the notice sent from Cannell was deficient, if Cannell or another stockholder launches a proxy contest for the election of directors at our annual meeting, our business could be adversely affected because:

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

Due to the global nature of the internet, it is possible that, although our services and the internet transmissions related to them typically originate in California, Nevada, Virginia, Washington and Australia, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities.  Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce. New or revised international, federal, state or local tax regulations may subject our customers or us to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations and discourage the registration or renewal of domain names for e‑commerce.

We may in the future record significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.  Projected future growth in our deferred tax assets indicate that we will have deferred tax assets by the end of the current year that will require a domestic valuation allowance as it is more likely than not that those deferred tax assets will not be realized. When calculating the annual effective income tax rate for the three months ended March 31, 2016, we included the anticipated valuation allowance in the effective tax rate to ensure that the tax benefit recorded on the year-to-date losses would not exceed the amount expected to be benefited during the current year. We will continue to assess the need for a valuation allowance in the future. In the event that we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period on which that determination was made, which could have a material adverse impact on our financial condition and results of operations.

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

The Separation and Distribution Agreement governs certain aspects of our relationship with Demand Media, including providing information to the other party on the conduct of its business prior to the Separation reasonably necessary to prepare any reports or filings to be made with any governmental authority.  In addition, each party is required to indemnify the other for certain liabilities in connection with the Separation, all liabilities to the extent relating to or arising out of our or their respective business as conducted at any time, and any breach by either party of this agreement.

The Tax Matters Agreement governs our and Demand Media’s respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.  In general, Demand Media is responsible for the payment of all taxes, including consolidated U.S. federal income taxes of the Demand Media tax reporting group for which we are severally liable, to the extent such taxes are not attributable to our operations or the operations of our subsidiaries, and we are responsible for the payment of all taxes attributable to our operations and the operations of our subsidiaries.  Taxes relating to or arising out of the failure of the Separation to qualify as a tax-free transaction for U.S. federal income tax purposes will be borne by Demand Media and us in proportion to Demand Media's and our respective fair market values as of the date of the Separation, except, in general, if such failure is attributable to our action or Demand Media's action, as the case may be, or certain transactions involving our stock or the stock of Demand Media, as the case may be, in which event the resulting liability will be borne in full by us or Demand Media, respectively.

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

There are several significant areas where the liabilities of Demand Media may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the Demand Media combined tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Separation is jointly and severally liable for the U.S. federal income tax liability of the entire Demand Media combined tax reporting group for such taxable period. In connection with the Separation, we entered into a Tax Matters Agreement with Demand Media that allocates the responsibility for prior period taxes of the Demand Media combined tax reporting group between us and Demand Media. If Demand Media were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax‑qualified pension plans, as well as other contingent liabilities.

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

As of March 31, 2016, we had $103.0 million of goodwill, representing approximately 31% of our total assets as of such date. In accordance with GAAP, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment.  Significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows may result in us having to take impairment charges against goodwill. If we determine significant impairment of our goodwill, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

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

We are required to file with the SEC annual, quarterly and current reports that are specified in Section 13 of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including the requirements of NASDAQ, and certain provisions of the Sarbanes‑Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and the NASDAQ Listing Rules;
•	create or expand the roles and duties of our board of directors and committees of the board of directors;
•	institute more comprehensive financial reporting and disclosure compliance functions;
•	supplement our internal accounting and auditing function, including retaining and hiring additional staff with expertise in accounting and financial reporting for a public company;
•	formalize closing procedures at the end of our accounting periods;
•	maintain an enhanced internal audit function;
•	maintain an enhanced investor relations function;
•	maintain and establish new internal policies, including those relating to disclosure controls and procedures; and
•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

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

Because we are an “Emerging Growth Company” under the JOBS Act, our independent auditors are not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act. If, once we are no longer an “Emerging Growth Company,” our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock, could decline.

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

RIGHTSIDE GROUP, LTD.

Date: May 10, 2016	By	/s/ Taryn J. Naidu
Taryn J. Naidu
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Tracy Knox
Tracy Knox
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Amendment No. 3 to Credit Agreement between Rightside Group, Ltd., certain of its subsidiaries and Silicon Valley Bank dated March 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (File No. 001-36262)).

10.2

Amendment No. 4 to Senior Unsecured Promissory Note between Rightside Group, Ltd. and Namecheap, Inc. effective as of January 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2016 (File No. 001-36262)).

10.3#

First Amendment to Agreement between Rightside Group, Ltd., eNom Incorporated, United TLD Holdco Ltd. and Namecheap, Inc. dated January 29, 2016 (incorporated by reference to Exhibit 10.21to the Company’s Annual Report on Form 10-K filed on March 11, 2016 (File No. 001-36262)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.