Form 10-Q
period 2016-06-30
RIGHTSIDE GROUP, LTD.
filed 2016-08-09
CIK 1589094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016, there were approximately 19,305,711 shares of the registrant’s common stock outstanding.

RIGHTSIDE GROUP, LTD.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Rightside Group, Ltd.

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$47,809	$45,095
Accounts receivable, net	12,669	11,306
Prepaid expenses and other current assets	5,214	7,233
Deferred registration costs	77,915	75,435
Total current assets	143,607	139,069
Deferred registration costs, less current portion	16,298	15,700
Property and equipment, net	11,818	13,298
Intangible assets, net	52,371	54,328
Goodwill	103,042	103,042
gTLD deposits	2,540	8,139
Other assets	1,072	1,451
Total assets	$330,748	$335,027

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,300	$7,262
Accrued expenses and other current liabilities	20,262	24,591
Debt	1,500	1,500
Capital lease obligation	1,101	1,193
Deferred revenue	102,326	97,593
Total current liabilities	133,489	132,139
Deferred revenue, less current portion	21,158	20,487
Debt, less current portion	21,751	21,701
Capital lease obligation, less current portion	399	811
Deferred tax liabilities, net	15,003	15,477
Other liabilities	842	1,125
Total liabilities	192,642	191,740
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 20,000 shares authorized Shares issued and outstanding: 0 and 0	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized Shares issued and outstanding: 19,300 and 19,099	2	2
Additional paid-in capital	149,873	147,475
Accumulated deficit	(11,769)	(4,190)
Total stockholders’ equity	138,106	143,287
Total liabilities and stockholders’ equity	$330,748	$335,027

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$54,037	$52,171	$109,161	$102,702
Cost of revenue (excluding depreciation and amortization)	40,695	40,330	82,615	79,287
Sales and marketing	2,706	2,533	5,344	5,027
Technology and development	4,741	5,267	10,625	10,382
General and administrative	5,280	4,904	10,204	9,887
Depreciation and amortization	4,203	4,094	8,249	8,080
(Gain) loss on other assets, net	(2,219)	262	(2,218)	(6,961)
Interest expense	1,218	1,226	2,453	2,470
Other income, net	(41)	(44)	(90)	(2)
Loss before income tax	(2,546)	(6,401)	(8,021)	(5,468)
Income tax benefit	(75)	(728)	(443)	(1,671)
Net and comprehensive loss	$(2,471)	$(5,673)	$(7,578)	$(3,797)

Net loss per share attributable to common stockholders:
Basic	$(0.13)	$(0.30)	$(0.39)	$(0.20)
Diluted	(0.13)	(0.30)	(0.39)	(0.20)

Weighted average number of shares outstanding:
Basic	19,247	18,805	19,197	18,755
Diluted	19,247	18,805	19,197	18,755

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(7,578)	$(3,797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,249	8,080
Amortization of discount and issuance costs on debt	899	937
Deferred income taxes	(443)	(1,671)
Stock-based compensation expense	3,096	3,137
Gain on gTLD application withdrawals, net	(1,113)	(6,961)
Gain on sale of assets	(1,105)	—
Other	13	(140)
Change in operating assets and liabilities:
Accounts receivable	(1,382)	(858)
Prepaid expenses and other current assets	1,269	(690)
Deferred registration costs	(3,079)	(4,953)
Other long-term assets	49	(470)
Accounts payable	1,038	672
Accrued expenses and other liabilities	(4,899)	1,343
Deferred revenue	5,405	8,211
Net cash provided by operating activities	419	2,840
Cash flows from investing activities
Purchases of property and equipment	(1,758)	(2,761)
Purchases of intangible assets	(406)	(972)
Payments, deposits and returns of deposits for gTLD applications	3,119	(10,018)
Proceeds from gTLD withdrawals	1,250	7,160
Proceeds from repayment of note receivable	750	1,500
Proceeds from sales of assets	1,105	—
Other	187	194
Net cash provided by (used in) investing activities	4,247	(4,897)
Cash flows from financing activities
Principal payments on capital lease obligations	(503)	—
Principal payments on debt	(750)	(750)
Proceeds from stock option exercises	4	46
Minimum tax withholding on restricted stock awards	(703)	(572)
Net cash used in financing activities	(1,952)	(1,276)
Change in cash and cash equivalents	2,714	(3,333)
Cash and cash equivalents, beginning of period	45,095	49,743
Cash and cash equivalents, end of period	$47,809	$46,410

Supplemental disclosure of cash flows
Cash paid for interest	$1,484	$1,519
Cash paid for income taxes	78	41

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

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. We will refer to our consolidated financial statements as “financial statements,” “balance sheets,” “statements of operations and comprehensive loss,” and “statements of cash flows” herein.

We had no significant components of other comprehensive income (loss) during any of the periods presented, as such, a separate consolidated statement of comprehensive income (loss) is not presented. In addition, we had no significant changes in equity, as such, a consolidated statement of stockholders’ equity is not presented.

Interim Financial Statements

We have prepared the unaudited interim financial statements on the same basis as the audited financial statements and have included all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of our financial statements. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year.

The unaudited interim financial statements have been prepared in accordance with GAAP. They do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to current presentation. These reclassifications did not affect consolidated net income, cash flows, or equity for the years presented.

We reclassified $1.6 million of other assets, representing debt issue costs, to noncurrent debt on our balance sheets as of December 31, 2015, in accordance with our retrospective adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2015-03. We also reclassified $0.7 million of prepaid expenses and other current assets to the current portion of deferred revenue on our balance sheets as of December 31, 2015.

2.  Summary of Significant Accounting Policies and Accounting Pronouncements

Refer to our audited financial statements included in our Form 10-K as filed with the SEC on March 11, 2016, for a complete discussion of all significant accounting policies.

Adoption of New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The new standard provided guidance to customers about whether a cloud computing arrangement included a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard did not change a customer’s accounting for service contracts. We adopted ASU 2015-05 prospectively on January 1, 2016 with no material impact on our financial statements.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The new standard eliminates the GAAP concept of extraordinary items. It instead requires transactions that are unusual, infrequent or both to be presented as a separate component of income from continuing operations or, alternatively, disclosed in the notes to the financial statements. We adopted ASU 2015-01 prospectively on January 1, 2016.  See Note 4 – gTLD Deposits for further information.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard replaces the current incurred loss impairment methodology with one that reflects expected credit losses and utilizes a broader range of information to make credit loss estimates. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of ASU 2016-13 to have a significant impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of share-based payment accounting. The new standard requires entities to recognize income tax effects of share-based payments at settlement through the income statement. The new standard allows entities to withhold up to the employee’s maximum individual statutory tax rate without classifying the awards as a liability, and allows entities to make a policy election to recognize forfeitures when they occur. It also affects the classification in the statements of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We are assessing the impact of ASU 2016-09 on our financial statements, and have not determined the timing or impact of the adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which increases transparency and comparability for lease transactions. The new standard brings substantially all leases on the balance sheets for operating lease arrangements with lease terms greater than 12 months for lessees. This standard will require a modified retrospective application, which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are assessing the impact of ASU 2016-02 on our financial statements, and have not determined the timing or impact of the adoption.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. It also requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. ASU 2014-09 was set to be effective for interim and annual periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which changed the effective date to interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on determining the proper unit of account and applying the control principle. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying when a performance obligation has been satisfied and determining how to recognize revenue when an entity grants a license to use or access its intellectual property. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which aims to reduce the risk of diversity in practice for certain aspects of Topic 606, including collectibility, noncash consideration, presentation of sales tax, and transition. The new standard may be applied retrospectively to each prior period presented or as a cumulative-effect adjustment recognized as of the date of adoption. We do not intend to adopt the standard early and are currently assessing the provisions of the new standard. We have not determined the transition method or impact of the adoption on our financial statements.

3.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Owned website names	$14,273	$(11,473)	$2,800	$14,977	$(11,628)	$3,349
Customer relationships	20,842	(20,152)	690	20,842	(19,515)	1,327
Technology	7,953	(7,943)	10	7,953	(7,934)	19
Non-compete agreements	207	(143)	64	207	(122)	85
Trade names	5,466	(2,624)	2,842	5,466	(2,465)	3,001
gTLDs	54,348	(8,383)	45,965	51,988	(5,441)	46,547
Total	$103,089	$(50,718)	$52,371	$101,433	$(47,105)	$54,328

Amortization expense of intangible assets was $2.5 million for both of the three months ended June 30, 2016 and 2015, respectively, and $4.8 million for both of the six months ended June 30, 2016 and 2015, respectively.

Estimated future amortization expense related to intangible assets held as of June 30, 2016 (in thousands):

Years Ending December 31,	Amount
2016 (July 1, 2016 to December 31, 2016)	$4,240
2017	6,808
2018	6,630
2019	6,321
2020	6,078
Thereafter	22,294
Total	$52,371

4.  gTLD Deposits

As of June 30, 2016 and December 31, 2015, our gTLD deposits were $2.5 million and $8.1 million, respectively.  During the six months ended June 30, 2016, we received $3.1 million related to the settlement of certain gTLD applications under the New gTLD Program. Payments and deposits for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. These deposits would be applied to the purchase of the gTLD if we are awarded the gTLD operator rights or these deposits may be returned to us if we withdraw our interest in the gTLD application. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable.

The withdrawal of our interest in certain gTLD applications resulted in a net gain of $1.1 million for the three months ended June 30, 2016, and the settlement of our interest in certain gTLD applications resulted in a net loss of $0.3 million for the three months ended June 30, 2015. The withdrawal of our interest in certain gTLD applications resulted in a net gain of $1.1 million and a net gain of $7.0 million for the six months ended June 30, 2016 and 2015, respectively. We recorded these gains and losses in (gain) loss on other assets, net, on the statements of operations and comprehensive loss.

In April 2016, we sold the majority of our non-core registrar credentials. Registrars are required to be accredited by ICANN in order to register domain names. The registrar credentials that were sold were mainly used to increase our ability to register newly deleted domain names the instant they became available. They were part of a business on which we are no longer focusing. Instead, we continue to focus on utilizing alternative channels to obtain domain names for our Aftermarket business. The sale of these credentials resulted in a net gain of $1.1 million for the three and six months ended June 30, 2016. We recorded this gain in (gain) loss on other assets, net, on the statements of operations and comprehensive loss.

5.  Other Balance Sheet Items

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Prepaid expenses	$3,204	$3,167
Prepaid registry fees	2,000	3,306
Note receivable	10	760
Prepaid expenses and other current assets	$5,214	$7,233

Namecheap Senior Unsecured Promissory Note Receivable

In October 2014, we entered into an agreement with Namecheap, Inc. (“Namecheap”), whereby Namecheap issued a Senior Unsecured Promissory Note (“Note receivable”) to us for $2.5 million. In January 2016, we entered into Amendment No. 4 of Senior Unsecured Promissory Note, which extended the maturity date of the Note receivable to June 30, 2016. As of December 31, 2015, the outstanding balance on the Note receivable was

$750,000. During the six months ended June 30, 2016, Namecheap made four principal payments totaling $750,000. There was no balance that remained outstanding on the Note receivable as of June 30, 2016.

6.  Debt

Silicon Valley Bank Credit Facility

In March 2016, we entered into Amendment No. 3 to Credit Agreement (“Amendment”) with Silicon Valley Bank. The Amendment revises the terms of our existing Credit Agreement (“SVB Credit Facility”). The Amendment revises the financial condition covenants, including the consolidated net leverage ratio, minimum liquidity ratio, and minimum consolidated EBITDA. The Amendment removes the consolidated fixed charge coverage ratio, consolidated senior leverage ratio and minimum liquidity. Additionally, the Amendment approves a one-time distribution of $10.0 million for the partial prepayment of our term loan with Tennenbaum Capital Partners LLC. As of June 30, 2016, we were in compliance with all covenants.

7.  Commitments and Contingencies

From time to time, we are party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in our belief, could have a material adverse effect on our future financial results.

8.  Income Taxes

Our effective tax rate differs from the U.S. Federal statutory rate primarily as a result of state taxes, non-deductible stock option expenses and implementing a domestic valuation allowance. The effective tax rate was 2.9% and 11.4% for the three months ended June 30, 2016 and 2015, respectively, and was 5.5% and 30.6% for the six months ended June 30, 2016 and 2015, respectively.

We recorded an income tax benefit of $0.1 million during three months ended June 30, 2016, compared to $0.7 million during the same period in 2015. The decreased benefit was primarily due to an increase in stock-based compensation shortfall and the impact of implementing a valuation allowance on projected excess deferred tax assets in the current period.

We recorded an income tax benefit of $0.4 million during the six months ended June 30, 2016, compared to $1.7 million during the same period in 2015. The decreased benefit was primarily due to an increase in stock-based compensation shortfall and the impact of implementing a valuation allowance on projected excess deferred tax assets in the current period.

We currently have a net deferred tax liability related to our U.S. activities. However, projected future growth in our deferred tax assets indicates that we will have net deferred tax assets in the U.S. by the end of the current year, which will require a valuation allowance as it is more likely than not that those net deferred tax assets will not be realized. When calculating the annual effective income tax rate for the three and six months ended June 30, 2016, we have included the anticipated valuation allowance in the effective tax rate to ensure that the tax benefit recorded on the year-to-date losses would not exceed the amount expected to be generated during the current year.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flows.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the three and six months ended June 30, 2016 or 2015, and we do not expect our uncertain tax position to change materially during the next 12 months. We file a U.S. federal tax return as well as tax returns in many states and multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the Internal Revenue Service and various state authorities.

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

Assets and liabilities not carried at fair value in our financial statements, but for which the fair value is disclosed, are summarized below (in thousands):

	Carrying	Fair Value Measurement Using			Total
As of June 30, 2016	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Note receivable	$10	$—	$—	$10	$10
Liabilities:
Debt	$23,251	$—	$—	$30,324	$30,324

	Carrying	Fair Value Measurement Using			Total
As of December 31, 2015	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Note receivable	$760	$—	$—	$760	$760
Liabilities:
Debt	$23,201	$—	$—	$31,489	$31,489

Our note receivable is short-term in nature and its carrying value approximates fair value. This is classified as a Level 3 measurement.

The fair value of our debt is estimated based on the discounted cash flow approach, using the current cost of debt available to us with similar loan terms and remaining maturities. As of June 30, 2016, the current cost of debt available to us was 6%. Because these estimates utilize significant unobservable inputs, we classify our debt as a Level 3 measurement.

The current cost of debt is considered a significant unobservable input used in the fair value measurement of our debt. This significant unobservable input would have a direct impact on the fair value of our debt if it were adjusted. Consequently, significant increases or decreases in the cost of debt would result in a significantly higher or lower fair value. At June 30, 2016 and December 31, 2015, a hypothetical 10% increase or decrease in the cost of debt would change the fair value of our debt, classified as Level 3 within the fair value hierarchy, by $0.4 million and $0.5 million, respectively.

The following table presents a reconciliation of our debt measured at fair value using unobservable inputs (Level 3) (in thousands):

Amount
Balance as of December 31, 2015	$31,489
Principal and interest payments on debt	(2,036)
Change in fair value of future payments on debt	871
Balance as of June 30, 2016	$30,324

The following table presents a reconciliation of our note receivable measured at fair value using unobservable inputs (Level 3) (in thousands):

Amount
Balance as of December 31, 2015	$760
Repayments on note receivable	(750)
Balance as of June 30, 2016	$10

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

Revenue derived from our Registrar services, Registry services, and Aftermarket and other offerings are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Registrar services	$44,157	$43,281	$88,175	$85,280
Registry services	2,932	1,925	5,571	3,530
Aftermarket and other	7,839	7,544	17,108	14,876
Eliminations	(891)	(579)	(1,693)	(984)
Total revenue	$54,037	$52,171	$109,161	$102,702

Amounts in the eliminations line reflect the elimination of intercompany charges between our Registrar and Registry services businesses.

Revenue by geographic location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$39,294	$37,828	$79,723	$74,440
International	14,743	14,343	29,438	28,262
Total	$54,037	$52,171	$109,161	$102,702

No international country represented more than 10% of total revenue in any period presented.

11.  Loss Per Share

Basic and diluted loss per share were calculated using the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(2,471)	$(5,673)	$(7,578)	$(3,797)
Weighted average number of shares outstanding:
Basic	19,247	18,805	19,197	18,755
Diluted	19,247	18,805	19,197	18,755
Net loss per share attributable to common stockholders:
Basic	$(0.13)	$(0.30)	$(0.39)	$(0.20)
Diluted	(0.13)	(0.30)	(0.39)	(0.20)

For the three months ended June 30, 2016 and 2015, we excluded approximately 224 thousand and 79 thousand shares, respectively, of restricted stock units and stock options from the calculation of diluted weighted average shares outstanding as their inclusion would have been antidilutive. For the six months ended June 30, 2016 and 2015, we excluded approximately 169 thousand and 36 thousand shares, respectively, of restricted stock units and stock options from the calculation of diluted weighted average shares outstanding as their inclusion would have been antidilutive. The $15.05 exercise price per share on the stock warrants related to the Tennenbaum Credit Facility did not have a dilutive effect for any period presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, are forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. These forward-looking statements include, but are not limited to:

•	our future operating results, including our expectations regarding total revenue, operating margins and net loss;
•	trends in sales, marketing, technology, development and general and administrative expenses as a percentage of our revenue;
•	our ability to develop, maintain and grow significant market share for our gTLDs in a competitive environment;
•	our ability to attract new wholesale and retail customers and to retain existing customers;
•	the implementation of our business model and strategic plans for our business, including our ability to improve margin structure through pricing optimization and cost reduction initiatives;
•	our expectations regarding the level of consumer demand for new generic Top Level Domains (“gTLDs”) and our ability to capitalize on this demand;
•	legal, regulatory, accounting and tax developments, including additional requirements imposed by changes in federal, state or foreign laws and regulations;
•	our strategic relationships, including with the Internet Corporation for Assigned Names and Numbers (“ICANN”);
•	our ability to enter into and maintain agreements on favorable terms with commercial partners, including with registry operators, service providers and distributors;
•	our ability to effectively manage our growth;
•	our ability to enhance our existing products and services and introduce new products and services;
•	our ability to evaluate and respond to unsolicited proposals to acquire certain of our assets;
•	our ability to adequately protect our intellectual property rights;
•	our ability to timely and effectively maintain, scale and adapt our existing technology and network infrastructure and security;
•	our ability to retain key personnel, attract qualified officers and directors and hire key personnel; and
•	the impact of actions by stockholder activists.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes included elsewhere in this report. Throughout this discussion and analysis, where we provide discussion of the three and six months ended June 30, 2016, compared to the same periods in 2015, we refer to the prior periods as “2015.”

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

We are one of the world’s largest registrars, offering domain name registration and other related services to resellers and directly to domain name registrants. Through our eNom brand, we provide infrastructure services that enable a network of approximately 28,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands, including Name.com, we directly offer domain name registration services to more than 335,000 customers. As of June 30, 2016, we had approximately 16.6 million domain names under management. In addition to domain name registration and related services, we have developed proprietary tools and services that identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of domain names as well as for our customers’ domain names.

We are a leading domain name registry with a portfolio of 40 gTLDs acquired from ICANN’s New gTLD Program. To date, we have launched 39 of our gTLDs into the market, including .NEWS, .ROCKS and .LIVE. In May 2016, we acquired the exclusive registry operator rights to .GAMES, which we plan to launch in the third quarter of 2016. Our registry services business continues to build a diverse distribution network of over 125 ICANN accredited registrars, including eNom, Name.com and GoDaddy, as well as other complementary distribution partners such as website builders and email service providers, that offer our gTLD domain names to businesses and consumers. Furthermore, our distribution network includes registrars and other partners in international markets, positioning our company to capture additional sales on a global scale. In addition to operating our own registry, we provide technical back-end infrastructure services to Donuts Inc. (“Donuts”), a third-party operator of new gTLDs (collectively with the New gTLD Program, our “gTLD Initiative”).

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

Second Quarter Highlights

Below are our key highlights as of and for the three months ended June 30, 2016. All comparisons are relative to the fiscal second quarter 2015.

•	Total revenue increased to $54.0 million from $52.2 million.
•	Registry services revenue increased 52% to $2.9 million from $1.9 million.
•	Net loss was $2.5 million compared to net loss of $5.7 million.
•	Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), a non-GAAP financial measure, was $2.3 million compared to $0.8 million.
•	Cash and cash equivalents were $47.8 million.
•	Gain (loss) on other assets, net was $2.2 million representing the gain on withdrawals of our interest in gTLD applications and the sale of our non-core registrar credentials.

Opportunities, Challenges and Risks

The majority of our revenue is derived from domain name registrations and related value‑added service subscriptions from our wholesale and retail customers of our registrar platform. Growth in our revenue is dependent upon our ability to attract wholesale and retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value‑added service renewal rates and to grow those relationships through competitive pricing on domain name registrations, differentiated value‑added services, customer service offerings, and best‑in‑class reseller integration tools. Over the past few years our revenue growth has been driven by the addition of reseller customers with large volumes of domain names as well as strong growth in Name.com, our leading retail registrar. Certain of these large customers account for a significant portion of our revenue, and from time to time, we enter into multi‑year agreements with those customers. For example, our top three customers accounted for 27% and 29% of our consolidated revenue for the three months ended June 30, 2016 and 2015, respectively, and 28% and 27% of our consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. We also generate advertising revenue through our monetization platform for websites or domain names that we or our customers own. Going forward, we expect the revenue associated with these websites to remain relatively flat with low traffic and advertising yields in the marketplace.

We began generating cash sales as the exclusive registry operator for our portfolio of new gTLDs in the first quarter of 2014. We have had steady growth in our Registry services revenue since launch. For the three months ended June 30, 2016 and 2015, our revenue from our Registry services was $2.9 million and $1.9 million, respectively, and $5.6 million and $3.5 million for the six months ended June 30, 2016 and 2015, respectively.

We received returns of deposits of $3.1 million and we made payments and deposits of $10.0 million for the six months ended June 30, 2016 and 2015, respectively, for gTLD applications under the New gTLD Program. These payments and deposits represent amounts paid directly to ICANN and third parties in the pursuit of certain exclusive gTLD operator rights. We capitalize payments made for gTLD applications and other acquisition related costs, and include them in other long‑term assets and intangible assets on the balance sheets. As part of the New gTLD Program, we have received partial cash refunds for certain gTLD applications and to the extent we elect to sell or withdraw certain gTLD applications throughout the process, we will continue to incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, gTLD application fees and other acquisition-related costs are reclassified as finite‑lived intangible assets and amortized on a straight‑line basis over their estimated useful life. We expense as incurred other costs incurred as part of this gTLD Initiative and not directly attributable to the acquisition of gTLD operator rights.

Our cost of revenue, which is the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue. With the recent revenue growth coming from the sales of our higher margin registry business, our cost of revenue as a percentage of revenue has decreased for the three and six months ended June 30, 2016 compared to the same period in 2015.

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

The following table sets forth performance highlights of key business metrics for our Registrar services for the periods presented (in millions, except for per domain and percentage data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
End of period registrar services domains	16.3	16.3	0.0%	16.3	16.3	0.0%
Average revenue per domain	$10.82	$10.66	1.5%	$10.84	$10.58	2.5%
Renewal rate	73.3%	74.1%		75.3%	75.8%

Average Revenue per Domain

The average revenue per domain for the three months ended June 30, 2016 increased 1.5% to $10.82 from $10.66 in 2015. The average revenue per domain for the six months ended June 30, 2016 increased 2.5% to $10.84 from $10.58 in 2015. The increase was due to an increasing mix of higher margin new gTLDs, which have an average selling price approximately three times that of legacy gTLDs.

Renewal Rate

The renewal rate for the three months ended June 30, 2016 was 73.3% compared to 74.1% in 2015. The decrease was primarily due to consolidation in the industry which drove transfers out of a few large portfolios with historically high renewal rates. The renewal rate for the six months ended June 30, 2016 has remained relatively flat compared to 2015.

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

Technology and Development

Technology and development consists primarily of costs associated with creation, development and distribution of our products and websites. These expenses primarily consist of personnel-related costs (including stock-based compensation expense) associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in future headcount and global infrastructure footprint. We anticipate that our technology and development expense will increase slightly in the near term as a percentage of revenue as we continue to invest in certain areas of our business.

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

(Gain) Loss on Other Assets, Net

(Gain) loss on other assets, net consists of gains and losses on withdrawals or settlement of costs related to our interest in certain gTLD applications, as well as other sales of assets. We expect our gains and losses will vary depending upon potential gains or losses resulting from our resolution of gTLD applications for which there were multiple bidders.

Interest Expense

Interest expense consists primarily of interest expense on our credit facilities. Interest expense includes amortization of deferred financing costs and debt discount.

Other Income (Expense), Net

Other income (expense), net, consists primarily of transaction gains and losses on foreign currency‑denominated assets and liabilities, and interest income.

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

During the three and six months ended June 30, 2016, there were no significant changes to our critical accounting policies and estimates. Please refer to the critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016.

Recent Accounting Pronouncements

Please refer to Note 2—Summary of Significant Accounting Policies and Accounting Pronouncements within the accompanying unaudited interim financial statements for information on our recently adopted accounting guidance and accounting guidance not yet adopted.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands). The period‑to‑period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$54,037	$52,171	$109,161	$102,702
Cost of revenue (excluding depreciation and amortization)	40,695	40,330	82,615	79,287
Sales and marketing	2,706	2,533	5,344	5,027
Technology and development	4,741	5,267	10,625	10,382
General and administrative	5,280	4,904	10,204	9,887
Depreciation and amortization	4,203	4,094	8,249	8,080
(Gain) loss on other assets, net	(2,219)	262	(2,218)	(6,961)
Interest expense	1,218	1,226	2,453	2,470
Other income, net	(41)	(44)	(90)	(2)
Loss before income tax	(2,546)	(6,401)	(8,021)	(5,468)
Income tax benefit	(75)	(728)	(443)	(1,671)
Net loss	$(2,471)	$(5,673)	$(7,578)	$(3,797)

The following table presents our stock‑based compensation expense included in the above line items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$63	$136	$116	$252
Sales and marketing	182	219	355	401
Technology and development	365	278	691	553
General and administrative	1,048	965	1,934	1,931
Total stock-based compensation expense	$1,658	$1,598	$3,096	$3,137

The following table presents our depreciation and amortization by expense classification (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$2,057	$2,039	$3,927	$3,921
Sales and marketing	320	326	640	653
Technology and development	987	1,226	2,008	2,437
General and administrative	839	503	1,674	1,069
Total depreciation and amortization	$4,203	$4,094	$8,249	$8,080

Revenue

Revenue by service line was as follows (in thousands, except percentage data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Registrar services	$44,157	$43,281	2%	$88,175	$85,280	3%
Registry services	2,932	1,925	52	5,571	3,530	58
Aftermarket and other	7,839	7,544	4	17,108	14,876	15
Eliminations	(891)	(579)	54	(1,693)	(984)	72
Total revenue	$54,037	$52,171	4%	$109,161	$102,702	6%

Amounts in the Eliminations line reflect the elimination of intercompany charges between our Registrar and Registry services businesses.

Registrar Services

Registrar services revenue for the three months ended June 30, 2016, increased by $0.9 million, or 2%, to $44.2 million compared to $43.3 million in 2015. The increase was primarily driven by a higher number of registrations and related services of $0.8 million, along with sales of higher priced domain names of $0.1 million. Of the total registrar services revenue increase, $1.0 million was in revenue generated from registrations of new gTLD domain names, partially offset by a $0.1 million decline in revenue generated from legacy gTLD domain names.

Registrar services revenue for the six months ended June 30, 2016, increased by $2.9 million, or 3%, to $88.2 million compared to $85.3 million in 2015. The increase was primarily due to growth in our retail and wholesale channels, driven by a higher number of registrations and related services of $2.1 million, as well as the sale of higher priced domain names of $0.8 million. Of the total registrar services revenue increase, $1.9 million was in revenue generated from registrations of new gTLD domain names and $1.0 million was in revenue generated from legacy gTLD domain names.

Registry Services

Registry services revenue for the three months ended June 30, 2016, increased by $1.0 million, or 52%, to $2.9 million from $1.9 million in 2015. Registry services revenue for the six months ended June 30, 2016, increased by $2.0 million, or 58%, to $5.6 million from $3.5 million in 2015. The growth was primarily driven by new gTLD registrations which have an average selling price of approximately three times that of legacy gTLDs. As of June 30, 2016, our registry services end of period domains increased 70% to 523,000 from 308,000 as of June 30, 2015.

Aftermarket and Other

Aftermarket and other revenue for the three months ended June 30, 2016, increased by $0.3 million, or 4%, to $7.8 million compared to $7.5 million in 2015. The increase is primarily due to an increase in our domain sales revenue of $0.5 million, partially offset by a decrease in our domain name monetization revenue of $0.2 million.

Aftermarket and other revenue for the six months ended June 30, 2016, increased by $2.2 million, or 15%, to $17.1 million compared to $14.9 million in 2015. The increase is primarily due to an increase in our domain name monetization revenue of $1.3 million from an increase in traffic on websites by third party advertising partners, as well as an increase in our domain sales revenue of $0.9 million.

Cost and Expenses

Costs and expenses were as follows (in thousands, except percentage data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Cost of revenue (excluding depreciation and amortization)	$40,695	$40,330	1%	$82,615	$79,287	4%
Sales and marketing	2,706	2,533	7	5,344	5,027	6
Technology and development	4,741	5,267	(10)	10,625	10,382	2
General and administrative	5,280	4,904	8	10,204	9,887	3
Depreciation and amortization	4,203	4,094	3	8,249	8,080	2
(Gain) loss on other assets, net	(2,219)	262	(947)	(2,218)	(6,961)	(68)
Interest expense	1,218	1,226	(1)	2,453	2,470	(1)
Other income, net	(41)	(44)	(7)	(90)	(2)	4,400
Income tax benefit	(75)	(728)	(90)	(443)	(1,671)	(73)

Cost of Revenue

Cost of revenue for the three months ended June 30, 2016, increased by $0.4 million, or 1%, to $40.7 million compared to $40.3 million in 2015. The increase was primarily due to $0.6 million in domain name registration fees associated with our growth in registered domain names and related revenue, partially offset by a decrease of $0.1 million in revenue sharing costs paid to our domain name monetization customers.

Cost of revenue for the six months ended June 30, 2016, increased by $3.3 million, or 4%, to $82.6 million compared to $79.3 million in 2015. The increase was primarily due to $1.9 million in domain name registration fees associated with our growth in registered domain names and related revenue and $1.5 million in revenue sharing costs paid to our domain name monetization customers.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2016, increased by $0.2 million, or 7%, to $2.7 million compared to $2.5 million in 2015. The increase was primarily due to a $0.2 million increase in personnel-related costs and commission expense as we drive awareness and demand for new gTLDs.

Sales and marketing expenses for the six months ended June 30, 2016, increased by $0.3 million, or 6%, to $5.3 million compared to $5.0 million in 2015. The increase was primarily due to a $0.3 million increase in personnel-related costs and a $0.2 million increase in commission expense, partially offset by a $0.2 million decrease in other marketing expenses.

Technology and Development

Technology and development expenses for the three months ended June 30, 2016, decreased by $0.6 million, or 10%, to $4.7 million compared to $5.3 million in 2015. The decrease was primarily due to a decrease of $0.4 million in infrastructure and technology costs to support our service platforms and a decrease of $0.2 million in personnel-related costs.

Technology and development expenses for the six months ended June 30, 2016, increased by $0.2 million, or 2%, to $10.6 million compared to $10.4 million in 2015. The increase was primarily due to an increase of $0.5 million in personnel-related costs, inclusive of $0.4 million in one-time severance payments, and an increase of $0.1 million in stock-based compensation expense, partially offset by a decrease of $0.4 million in infrastructure and technology costs to support our service platforms.

General and Administrative

General and administrative expenses for the three months ended June 30, 2016, increased by $0.4 million, or 8%, to $5.3 million compared to $4.9 million in 2015. The increase was primarily due to an increase of $0.2 million in stock-based compensation expense and personnel-related costs, as well as a $0.2 million increase in legal and tax fees.

General and administrative expenses for the six months ended June 30, 2016, increased by $0.3 million, or 3%, to $10.2 million compared to $9.9 million in 2015. The increase was primarily due to an increase of $0.3 million in legal fees and an increase of $0.3 million infrastructure costs and facility-related costs, partially offset by a decrease of $0.4 million in other professional services fees, such as consulting and audit services.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2016 was $4.2 million and $4.1 million in 2015. Depreciation and amortization expense for the six months ended June 30, 2016 was $8.2 million compared to $8.1 million in 2015.

(Gain) Loss on Other Assets, Net

Gain on other assets, net for the three months ended June 30, 2016 was $2.2 million compared to a net loss of $0.3 million in 2015. Gain on other assets, net for the six months ended June 30, 2016, decreased by $4.8 million, to $2.2 million compared to $7.0 million in 2015. During the three months ended June 30, 2016, we sold the majority of our non-core registrar credentials for a gain of $1.1 million, and we had fewer withdrawals and settlements of our interest in certain gTLD applications resulting in a gain of $1.1 million.

Interest Expense

Interest expense for the three months ended June 30, 2016 and 2015, was $1.2 million for both periods. Interest expense for the six months ended June 30, 2016 and 2015, was $2.5 million for both periods. Interest expense consisted of interest on our credit facilities that were entered into during the third quarter of 2014.

Other (Income) Expense, Net

Other income for the three months ended June 30, 2016, was $41,000 compared to $44,000 in 2015. Other income for the six months ended June 30, 2016, was $90,000 compared to $2,000 in 2015.

Income Tax Benefit

The effective tax rate was 2.9% and 11.4% for the three months ended June 30, 2016 and 2015, respectively, and was 5.5% and 30.6% for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate differs from the statutory rate primarily as a result of state taxes, non-deductible stock option expenses and implementing a domestic valuation allowance by the end of the current year. Income tax benefit was $0.1 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and was $0.4 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in tax benefit was primarily due to an increase in stock-based compensation shortfall and the impact of implementing a valuation allowance on projected excess deferred tax assets in the current period.

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

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(2,471)	$(5,673)	$(7,578)	$(3,797)
Add (deduct):
Income tax benefit	(75)	(728)	(443)	(1,671)
(Gain) loss on other assets, net	(2,219)	262	(2,218)	(6,961)
Interest expense	1,218	1,226	2,453	2,470
Depreciation and amortization	4,203	4,094	8,249	8,080
Stock-based compensation expense	1,658	1,598	3,096	3,137
Acquisition and realignment costs	—	—	564	89
Adjusted EBITDA	$2,314	$779	$4,123	$1,347

Adjusted EBITDA increased $1.5 million, to $2.3 million in the three months ended June 30, 2016, compared to $0.8 million in 2015. The increase was primarily driven by an increase in revenue of $1.8 million, offset by an increase in cost of revenue of $0.4 million, due to increased registrations from new gTLDs in our Registry services, as well as growth in our Registrar services.

Adjusted EBITDA increased $2.8 million, to $4.1 million in the six months ended June 30, 2016, compared to $1.3 million in 2015. The increase was primarily driven by an increase in revenue of $6.5 million, offset by an increase in cost of revenue of $3.3 million, due to growth in our Registrar services as well as increased registrations from new gTLDs in our Registry services. Additionally, there was an increase of $1.0 million in personnel-related costs, which was partially offset by a $0.2 million decrease in consulting expenses.

Liquidity and Capital Resources

Historically, we have principally financed our operations from net cash provided by our operating activities. Our cash flows from operating activities are significantly affected by our cash based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of revenue, technology and development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our ongoing investments in our platform, company infrastructure, equipment and our investments in gTLD applications. Our capital expenditures and investments in gTLDs have to date been funded by cash flows from operations, as well as proceeds from our credit facilities.

As of June 30, 2016, our principal sources of liquidity were our cash and cash equivalents in the amount of $47.8 million and our revolving credit facility with Silicon Valley Bank (“SVB”). In March 2016, we entered into Amendment No. 3 to Credit Agreement (“Amendment”) with SVB. The Amendment revises the terms of our existing Credit Agreement (“SVB Credit Facility”). The Amendment revises the financial condition covenants, including the consolidated net leverage ratio, minimum liquidity ratio, and minimum consolidated EBITDA. The

Amendment removes the consolidated fixed charge coverage ratio, consolidated senior leverage ratio and minimum liquidity. Additionally, the Amendment approves a one-time distribution of $10.0 million for the partial prepayment of our term loan with Tennenbaum Capital Partners LLC (“Tennenbaum Credit Facility”). Under the current agreement with SVB, as of June 30, 2016, we had approximately $19.0 million of borrowing capacity available from the SVB Credit Facility. Additionally, we were in compliance with the covenants under both the SVB Credit Facility and the Tennenbaum Credit Facility as of June 30, 2016.

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

Historical Cash Flow Trends

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$419	$2,840
Net cash provided by (used in) investing activities	4,247	(4,897)
Net cash used in financing activities	(1,952)	(1,276)

Cash Flows from Operating Activities

Our primary source of cash from operating activities consists of cash collections from our customers. Our primary uses of cash from operating activities consist of domain registration costs paid to registries, personnel-related costs, discretionary marketing and advertising costs, and technology and development costs.

Net cash provided by operating activities was $0.4 million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively. The activity that comprised our net cash provided by operating activities is described below.

Our net loss for the six months ended June 30, 2016, was $7.6 million, which included a gain on the withdrawal of gTLD applications of $1.1 million, a gain on the sale of a majority of our non-core registrar credentials of $1.1 million and non-cash charges of $11.8 million such as depreciation and amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital resulted in a $1.6 million reduction in cash.

Our net loss for the six months ended June 30, 2015, was $3.8 million, which included a gain on the withdrawal of gTLD applications of $7.0 million and non-cash charges of $10.4 million such as depreciation, amortization, stock-based compensation expense, and deferred taxes.  In addition, changes in our working capital generated $3.2 million in cash.

Cash Flows from Investing Activities

Our investing activities primarily consist of strategic acquisitions of gTLDs, purchases of intangible assets and purchases of property and equipment to support the overall growth in our business.

Net cash provided by (used in) investing activities was $4.2 million for the six months ended June 30, 2016, compared to $(4.9) million for the six months ended June 30, 2015. The activity that comprised our net cash provided by (used in) investing activities is described below.

During the six months ended June 30, 2016, we received returns of deposits of $3.1 million for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights, as well as $1.3 million for the withdrawal of our interest in certain gTLD applications. In addition, we received proceeds of $1.1 million from the sale of the majority of our non-core registrar credentials and proceeds of $0.8 million from the repayment of a note receivable, which were partially offset by purchases of $1.8 million of property and equipment and $0.4 million of intangible assets.

During the six months ended June 30, 2015, we made payments and deposits of $10.0 million for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights, which was partially offset by proceeds of $7.2 million from gTLD application withdrawals.  In addition, we purchased $2.8 million property and equipment and $1.0 million of intangible assets, and we received proceeds of $1.5 million from the repayment of a note receivable.

Cash Flows from Financing Activities

Our financing activities primarily consist of the repayment of principal on long-term debt and restricted stock unit activity.

Net cash used in financing activities increased $0.7 million, to $2.0 million for the six months ended June 30, 2016, from $1.3 million for the six months ended June 30, 2015. The increase primarily includes $0.5 million in principal payments on capital lease obligations and $0.1 million in minimum tax withholding on restricted stock awards.

Off‑Balance Sheet Arrangements

As of June 30, 2016, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

There were no material changes outside the ordinary course of business to any contractual obligations disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the term loan drawn on our term loan credit facility with Tennenbaum Capital Partners LLC (the “Tennenbaum Credit Facility”), which accrues interest at variable rates. As of June 30, 2016, our borrowings under the Tennenbaum Credit Facility had an effective interest rate of 14.8%. Assuming the Tennenbaum Credit Facility is fully drawn and holding other variables constant, a 1% increase in interest rates, occurring July 1, 2016, and sustained throughout the period ended December 31, 2016, would result in an increase in our annual interest expense and a decrease in our cash flows and income before taxes of approximately $0.3 million per year.

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

Concentrations of Credit Risk

As of June 30, 2016, our cash and cash equivalents were maintained with one major U.S. financial institution and two foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

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

We are required to enter into a registry operator agreement with ICANN (each, a “New gTLD Registry Agreement”) for each new gTLD that we operate. To date, we have entered into 40 New gTLD Registry Agreements. Of the 40 new gTLDs for which we are the registry operator, all of them have been delegated to us and inserted into the Root Zone.

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

Our success depends in large part on our registrar customers’ renewals of their domain name registrations. Our customer renewal rate for expiring domain name registrations was 73.3% and 74.1% for the three months ended June 30, 2016 and 2015, respectively, and 75.3% and 75.8% for the six months ended June 30, 2016 and 2015, respectively. If we are unable to maintain our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Any significant decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

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

Total revenue earned from resellers was $63.4 million, or 58% of total revenue, for the six months ended June 30, 2016, and was $62.9 million, or 61% of total revenue, for the comparable prior year period. As of June 30, 2016, our three largest resellers accounted for approximately 38% of our total domain names under management, and our largest reseller, Namecheap, represented approximately 28% of total domain names under management. In addition, Namecheap accounted for approximately 18% of our total revenue for both of the six months ended June 30, 2016 and 2015, respectively. The term of our current agreement with Namecheap expires in December 2018, but will automatically renew for an additional three-year period unless terminated by either party. There can be no assurance that our established reseller distribution relationships will continue, as our resellers may cease to operate or otherwise terminate their relationship with us.  In addition, there can be no assurance that we will be able to maintain favorable business terms with our resellers. Any reduction in access to third-party reseller distributors, particularly those servicing a large percentage of our domain name registration customers, would materially and adversely affect our ability to market our products and to generate revenue.

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

We have formed strategic alliances with certain business partners. For example, the gTLD acquisition process requires us to rely upon or negotiate and collaborate with independent third parties, including Donuts. We have also contracted to provide Donuts with registry back‑end infrastructure services. In addition, some of our business is conducted through NameJet, a joint venture with Web.com.

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

We have received unsolicited, non-binding proposals to acquire certain assets of our business, which proposals may be disruptive to our business and threaten to adversely affect our business, financial condition and results of operations.

We have received and rejected unsolicited, non-binding proposals to purchase certain of our new gTLD assets, including from entities associated with our activist stockholders.  For example, on June 24, 2016, Donuts sent us a letter containing an unsolicited proposal to acquire our registry business for $70 million in an all-cash transaction, which Donuts made public on the same day.  After comprehensive evaluation and review, our board of directors rejected the proposal, concluding that it substantially undervalued our registry business and our future growth prospects and was not in the best interests of Rightside's stockholders.  In addition, we have received and rejected various other unsolicited, non-binding proposals to purchase certain of our new gTLD assets.  The uncertainty regarding future actions of these and other third parties may disrupt our business, having a negative effect on our business operations, financial condition, or results of operations. Responding to these offers has been, and may continue to be, a distraction for management and employees, and has required and may continue to require, us to incur additional expenses and costs.

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

Our business could be negatively affected as a result of actions by activist stockholders.

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions such as proxy contests, financial or operational restructuring, or sales of assets or the entire company.  We have recently seen some investors increase their ownership positions in our common stock and initiate communications with us.  For example, J. Carlo Cannell, the managing member of Cannell Capital LLC and the general partner of Tonga Partners, L.P. (collectively, “Cannell”), filed a Schedule 13D in March 2016 reporting ownership of approximately 7.2% of our common stock; Daniel M. Negari and Michael Ambrose (collectively, “Negari”) jointly filed a Schedule 13D in November 2015 reporting the acquisition of an aggregate of approximately 5.1% of our common stock; and FTS, Corp. filed a Schedule 13D in December 2015 reporting ownership of approximately 6.0% of our common stock. Cannell provided its notice, which we determined was deficient, of Cannell’s intent to nominate six director candidates for election as Class II directors.  In addition, Cannell and Negari expressed intent to otherwise engage in discussions with our management, our board of directors and others relating to strategic and operational opportunities for us that the activist stockholders believed would increase value to stockholders.

Actions by stockholder activists, including proxy contests for director elections, could adversely affect our business because:

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

With regard to transfers of personal data, as such term is used in the European Union, or EU Data Protection Directive and applicable EU member state legislation, from European customers to the U.S., we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce and the European Union and Switzerland.  The U.S.-EU Safe Harbor Framework, which, together, with the U.S.-Swiss Safe Harbor Framework, established the means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in October 2015 by the ECJ Ruling.  As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework.  U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, which was formally adopted on July 12, 2016. We are currently taking steps in order to self-certify to the EU-U.S. Privacy Shield, which, together with the U.S.-Swiss Safe Harbor Framework, we believe may serve as appropriate means for us to legitimize personal data transfers from the EEA to the United States, barring any further action(s) taken by the applicable regulators. We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our solutions.  Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings.  We, and those transferring personal data to us, may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.

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

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.  Projected future growth in our deferred tax assets indicate that we will have deferred tax assets by the end of the current year that will require a domestic valuation allowance as it is more likely than not that those deferred tax assets will not be realized. When calculating the annual effective income tax rate for the three and six months ended June 30, 2016, we included the anticipated valuation allowance in the effective tax rate to ensure that the tax benefit recorded on the year-to-date losses would not exceed the amount expected to be benefited during the current year. We will continue to assess the need for a valuation allowance in the future. In the event that we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period on which that determination was made, which could have a material adverse impact on our financial condition and results of operations.

Risks Relating to the Separation

We are bound by a number of agreements, including the Employee Matters Agreement, Separation and Distribution Agreement and the Tax Matters Agreement, that we entered into with Demand Media in connection with the Separation.

In connection with our August 2014 separation (the “Separation”) from Demand Media, Inc. (“Demand Media”), we entered into a number of agreements with Demand Media that govern our ongoing relationships.

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

The Tax Matters Agreement governs our and Demand Media’s respective rights, responsibilities and obligations with respect to taxes.  Taxes relating to or arising out of the failure of the Separation to qualify as a tax-free transaction for U.S. federal income tax purposes will be borne by Demand Media and us in proportion to Demand Media's and our respective fair market values as of the date of the Separation, except, in general, if such failure is attributable to our action or Demand Media's action, as the case may be, or certain transactions involving our stock or the stock of Demand Media, as the case may be, in which event the resulting liability will be borne in full by us or Demand Media, respectively.

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

As of June 30, 2016, we had $103.0 million of goodwill, representing approximately 31% of our total assets as of such date. In accordance with GAAP, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment.  Significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows may result in us having to take impairment charges against goodwill. If we determine significant impairment of our goodwill, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

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

We are an “Emerging Growth Company,” and cannot be certain if reduced reporting requirements applicable to “Emerging Growth Companies” will make our common stock less attractive to investors.

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

For as long as we are an “Emerging Growth Company,” which may be up to five full fiscal years, if we elect to take advantage of applicable JOBS Act provisions, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), such as requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation or (6) hold nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be materially and adversely affected and more volatile.

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

These obligations require a significant commitment of resources, and may require additional resources after we are no longer an “Emerging Growth Company.” We may not be successful in implementing these requirements and implementing them could adversely affect our business or results of operations. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired.

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

RIGHTSIDE GROUP, LTD.

Date: August 9, 2016	By	/s/ Taryn J. Naidu
Taryn J. Naidu
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Tracy Knox
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