Form 10-Q
period 2016-09-30
RIGHTSIDE GROUP, LTD.
filed 2016-11-09
CIK 1589094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, there were approximately 19,422,512 shares of the registrant’s common stock outstanding.

RIGHTSIDE GROUP, LTD.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Rightside Group, Ltd.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$47,285	$45,095
Accounts receivable, net	11,248	11,306
Prepaid expenses and other current assets	5,764	7,256
Deferred registration costs	76,082	75,435
Total current assets	140,379	139,092
Deferred registration costs, less current portion	16,063	15,700
Property and equipment, net	11,392	13,298
Intangible assets, net	50,575	54,328
Goodwill	103,042	103,042
gTLD deposits	2,323	8,139
Other assets	939	1,428
Total assets	$324,713	$335,027

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,886	$7,162
Accrued expenses and other current liabilities	20,525	24,691
Debt	1,500	1,500
Capital lease obligation	1,101	1,193
Deferred revenue	98,823	96,278
Total current liabilities	129,835	130,824
Deferred revenue, less current portion	22,811	21,802
Debt, less current portion	21,772	21,701
Capital lease obligation, less current portion	142	811
Deferred tax liabilities, net	14,589	15,477
Other liabilities	786	1,125
Total liabilities	189,935	191,740
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 20,000 shares authorized Shares issued and outstanding: 0 and 0	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized Shares issued and outstanding: 19,417 and 19,099	2	2
Additional paid-in capital	150,973	147,475
Accumulated deficit	(16,197)	(4,190)
Total stockholders’ equity	134,778	143,287
Total liabilities and stockholders’ equity	$324,713	$335,027

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$53,267	$54,119	$162,428	$156,821
Cost of revenue (excluding depreciation and amortization)	40,356	41,583	122,971	120,870
Sales and marketing	2,702	2,591	8,046	7,618
Technology and development	4,571	5,355	15,196	15,737
General and administrative	5,413	5,195	15,617	15,082
Depreciation and amortization	3,871	4,237	12,120	12,317
Gain on other assets, net	(29)	(1,721)	(2,247)	(8,682)
Interest expense	1,211	1,225	3,664	3,695
Other (income) expense, net	(8)	4	(98)	2
Loss before income tax	(4,820)	(4,350)	(12,841)	(9,818)
Income tax benefit	(391)	(946)	(834)	(2,617)
Net loss and comprehensive loss	$(4,429)	$(3,404)	$(12,007)	$(7,201)

Net loss per share attributable to common stockholders:
Basic	$(0.23)	$(0.18)	$(0.62)	$(0.38)
Diluted	(0.23)	(0.18)	(0.62)	(0.38)

Weighted average number of shares outstanding:
Basic	19,358	18,916	19,251	18,809
Diluted	19,358	18,916	19,251	18,809

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(12,007)	$(7,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,120	12,317
Amortization of discount and issuance costs on debt	1,346	1,405
Deferred income taxes	(834)	(2,617)
Stock-based compensation expense	4,864	4,643
Gain on gTLD application withdrawals, net	(947)	(8,682)
Gain on sale and disposal of assets	(1,582)	(193)
Change in operating assets and liabilities:
Accounts receivable	73	(441)
Prepaid expenses and other current assets	742	(1,460)
Deferred registration costs	(1,011)	(4,546)
Other long-term assets	(105)	(467)
Accounts payable	724	994
Accrued expenses and other liabilities	(4,679)	1,144
Deferred revenue	3,554	8,006
Net cash provided by operating activities	2,258	2,902
Cash flows from investing activities
Purchases of property and equipment	(3,136)	(4,159)
Purchases of intangible assets	(571)	(1,256)
Payments, deposits and returns of deposits for gTLD applications	3,119	(10,273)
Proceeds from gTLD withdrawals	1,250	9,031
Proceeds from repayment of note receivable	750	1,500
Proceeds from sale of assets	1,771	270
Net cash provided by (used in) investing activities	3,183	(4,887)
Cash flows from financing activities
Principal payments on capital lease obligations	(760)	—
Principal payments on debt	(1,125)	(1,125)
Proceeds from stock option exercises	19	46
Minimum tax withholding on restricted stock awards	(1,385)	(823)
Net cash used in financing activities	(3,251)	(1,902)
Change in cash and cash equivalents	2,190	(3,887)
Cash and cash equivalents, beginning of period	45,095	49,743
Cash and cash equivalents, end of period	$47,285	$45,856

Supplemental disclosure of cash flows
Cash paid for interest	$2,220	$2,361
Cash paid for income taxes	99	61

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Notes to Condensed Consolidated Financial Statements

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

Interim Financial Statements

We have prepared the unaudited condensed consolidated interim financial statements on the same basis as the audited financial statements and have included all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of our financial statements. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year.

The unaudited condensed consolidated interim financial statements have been prepared in accordance with GAAP. They do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to current presentation. These reclassifications did not affect consolidated net income or equity for the years presented.

We reclassified $1.6 million of other assets, representing debt issue costs, to noncurrent debt on our balance sheet as of December 31, 2015, in accordance with our retrospective adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2015-03. We also reclassified $0.7 million of prepaid expenses and other current assets to the current portion of deferred revenue on our balance sheet as of December 31, 2015. We corrected the classification of deferred revenue on our balance sheet as of December 31, 2015 to reclassify $1.3 million from current deferred revenue to noncurrent deferred revenue. We also corrected the classification of $0.1 million of unpaid invoices on our balance sheet as of December 31, 2015 that were incorrectly reclassified out of accrued expenses and other current liabilities rather than out of accounts payable.

Related to the December 31, 2015 misclassification of current and noncurrent deferred revenue, we determined that there was a misclassification between prepaid expenses and other current assets and the current portion of deferred revenue that affected the statement of cash flows for the nine months ended September 30, 2015. The misclassification resulted in an overstatement of the prepaid expenses and other current assets outflow of $0.7 million and an overstatement of the deferred revenue inflow of $0.7 million, which resulted in no impact on the total net cash provided by (used in) operating activities. We revised our statements of cash flows for the nine months ended September 30, 2015 accordingly.

2.  Summary of Significant Accounting Policies and Accounting Pronouncements

Refer to our audited financial statements included in our Form 10-K as filed with the SEC on March 11, 2016, for a complete discussion of all significant accounting policies.

Adoption of New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new standard provided guidance to customers about whether a cloud computing arrangement included a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard did not change a customer’s accounting for service contracts. We adopted ASU 2015-05 prospectively on January 1, 2016 with no material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as an asset, consistent with debt discounts. Debt disclosures include the face amount of the debt liability and the effective interest rate. We adopted this standard retrospectively on January 1, 2016. As of December 31, 2015, we reclassified $1.6 million of debt issuance costs from an other asset to a direct reduction of the carrying amount of debt liability on our balance sheets.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The new standard eliminates the GAAP concept of extraordinary items. It instead requires transactions that are unusual, infrequent or both to be presented as a separate component of income from continuing operations or, alternatively, disclosed in the notes to the financial statements. We adopted ASU 2015-01 prospectively on January 1, 2016.  See Note 4 – gTLD Deposits for further information.

Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard provides specific guidance on eight cash flow classification issues, thereby reducing the diversity in practice on these issues. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. ASU 2016-15 will be applied using the retrospective transition method. We have not determined the impact of the adoption on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard replaces the current incurred loss impairment methodology with one that reflects expected credit losses and utilizes a broader range of information to make credit loss estimates. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted. We have not determined the impact of the adoption on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of share-based payment accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We will adopt ASU 2016-09 on January 1, 2017 and are assessing the impact of ASU 2016-09 on our financial statements. We have not determined the impact of the adoption on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability for lease transactions. The new standard brings substantially all leases on the balance sheets for operating lease arrangements with lease terms greater than 12 months for lessees. This standard will require a modified retrospective application, which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. We do not intend to adopt the standard early and are currently assessing the impact of ASU 2016-02 on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. For each reporting period, the new standard explicitly requires management to assess whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. Depending on the result, additional detailed disclosures may be required. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We will adopt ASU 2014-15 on January 1, 2017 and have not yet determined the impact of the adoption on our financial statements.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. It also requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. ASU 2014-09 was set to be effective for interim and annual periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which changed the effective date to interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on determining the proper unit of account and applying the control principle. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying when a performance obligation has been satisfied and determining how to recognize revenue when an entity grants a license to use or access its intellectual property. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which aims to reduce the risk of diversity in practice for certain aspects of Topic 606, including collectibility, noncash consideration, presentation of sales tax, and transition. The new standard may be applied retrospectively to each prior period presented or as a cumulative-effect adjustment recognized as of the date of adoption. We do not intend to adopt the standard early and are currently assessing the provisions of the new standard. We have not determined the transition method or impact of the adoption on our financial statements.

3.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Owned website names	$14,303	$(11,489)	$2,814	$14,977	$(11,628)	$3,349
Customer relationships	20,842	(20,471)	371	20,842	(19,515)	1,327
Technology	7,953	(7,948)	5	7,953	(7,934)	19
Non-compete agreements	207	(153)	54	207	(122)	85
Trade names	5,466	(2,703)	2,763	5,466	(2,465)	3,001
gTLDs	54,348	(9,780)	44,568	51,988	(5,441)	46,547
Total	$103,119	$(52,544)	$50,575	$101,433	$(47,105)	$54,328

Amortization expense of intangible assets was $2.2 million and $2.5 million for the three months ended September 30, 2016 and 2015, respectively, and $7.0 million and $7.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Estimated future amortization expense related to intangible assets held as of September 30, 2016 (in thousands):

Years Ending December 31,	Amount
2016 (October 1, 2016 to December 31, 2016)	$2,142
2017	6,931
2018	6,668
2019	6,359
2020	6,118
Thereafter	22,357
Total	$50,575

4.  gTLD Deposits

As of September 30, 2016 and December 31, 2015, our gTLD deposits were $2.3 million and $8.1 million, respectively.  During the nine months ended September 30, 2016, we received $3.1 million related to the settlement of certain gTLD applications under the New gTLD Program. Payments, deposits and returns of deposits for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. These deposits would be applied to the purchase of the gTLD if we are awarded the gTLD operator rights or these deposits may be returned to us if we withdraw our interest in the gTLD application. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable.

The settlement of our interest in certain gTLD applications resulted in a net loss of $0.2 million for the three months ended September 30, 2016 and the withdrawal of our interest in certain gTLD applications resulted in a net gain of $1.7 million for the three months ended September 30, 2015. The withdrawal of our interest in certain gTLD applications resulted in a net gain of $0.9 million and $8.7 million for the nine months ended September 30, 2016 and 2015, respectively. We recorded these gains and losses in (gain) loss on other assets, net, on the statements of operations and comprehensive loss.

In April 2016, we sold the majority of our non-core registrar credentials. Registrars are required to be accredited by ICANN in order to register domain names. The registrar credentials that were sold were mainly used to increase our ability to register newly deleted domain names the instant they became available. They were part of a business on which we are no longer focusing. Instead, we continue to focus on utilizing alternative channels to obtain domain names for our Aftermarket business. The sale of these credentials resulted in a net gain of $0.2 million and $1.3 million for the three and nine months ended September 30, 2016. We recorded this gain in (gain) loss on other assets, net, on the statements of operations and comprehensive loss.

5.  Debt

Silicon Valley Bank Credit Facility

In March 2016, we entered into Amendment No. 3 to Credit Agreement (“Amendment”) with Silicon Valley Bank. The Amendment revises the terms of our existing Credit Agreement (“SVB Credit Facility”). The Amendment revises the financial condition covenants, including the consolidated net leverage ratio, minimum liquidity ratio, and minimum consolidated EBITDA. The Amendment removes the consolidated fixed charge coverage ratio, consolidated senior leverage ratio and minimum liquidity. Additionally, the Amendment approves a one-time distribution of $10.0 million for the partial prepayment of our term loan with Tennenbaum Capital Partners LLC. As of September 30, 2016, we were in compliance with all covenants.

6.  Commitments and Contingencies

From time to time, we are party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in our belief, could have a material adverse effect on our future financial results.

7.  Income Taxes

Our effective tax rate differs from the U.S. Federal statutory rate primarily as a result of state taxes, stock-based compensation shortfall and implementing a domestic valuation allowance. The effective tax rate was 8.1% and 21.7% for the three months ended September 30, 2016 and 2015, respectively, and was 6.5% and 26.6% for the nine months ended September 30, 2016 and 2015, respectively.

We recorded an income tax benefit of $0.4 million during three months ended September 30, 2016, compared to $0.9 million during the same period in 2015. The decreased benefit was primarily due to stock-based compensation shortfalls and the impact of implementing a valuation allowance on projected excess deferred tax assets in the current period.

We recorded an income tax benefit of $0.8 million during the nine months ended September 30, 2016, compared to $2.6 million during the same period in 2015. The decreased benefit was primarily due to stock-based compensation shortfalls and the impact of implementing a valuation allowance on projected excess deferred tax assets in the current period.

We currently have a net deferred tax liability related to our U.S. activities. However, projected future growth in our deferred tax assets indicates that we will have net deferred tax assets in the U.S. by the end of the current year, which will require a valuation allowance as it is more likely than not that those net deferred tax assets will not be realized. When calculating the annual effective income tax rate for the three and nine months ended September 30, 2016, we have included the anticipated valuation allowance in the effective tax rate to ensure that the tax benefit recorded on the year-to-date losses would not exceed the amount expected to be generated during the current year.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flows.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during the three and nine months ended September 30, 2016 or 2015, and we do not expect our uncertain tax position to change materially during the next 12 months. We file a U.S. federal tax return as well as tax returns in many states and multiple foreign jurisdictions. All tax years since our incorporation remain subject to examination by the Internal Revenue Service and various state authorities.

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

Assets and liabilities not carried at fair value in our financial statements, but for which the fair value is disclosed, are summarized below (in thousands):

	Carrying	Fair Value Measurement Using			Total
As of September 30, 2016	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Note receivable	$10	$—	$—	$10	$10
Liabilities:
Debt	$23,272	$—	$—	$30,410	$30,410

	Carrying	Fair Value Measurement Using			Total
As of December 31, 2015	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Note receivable	$760	$—	$—	$760	$760
Liabilities:
Debt	$23,201	$—	$—	$31,489	$31,489

Our note receivable is short-term in nature and its carrying value approximates fair value. This is classified as a Level 3 measurement.

The fair value of our debt is estimated based on the discounted cash flow approach, using the current cost of debt available to us with similar loan terms and remaining maturities. As of September 30, 2016, the current cost of debt available to us was 5%. Because these estimates utilize significant unobservable inputs, we classify our debt as a Level 3 measurement.

The current cost of debt is considered a significant unobservable input used in the fair value measurement of our debt. This significant unobservable input would have a direct impact on the fair value of our debt if it were adjusted. Consequently, significant increases or decreases in the cost of debt would result in a significantly higher or lower fair value. At September 30, 2016 and December 31, 2015, a hypothetical 10% increase or decrease in the cost of debt would change the fair value of our debt, classified as Level 3 within the fair value hierarchy, by $0.3 million and $0.5 million, respectively.

The following table presents a reconciliation of our debt measured at fair value using unobservable inputs (Level 3) (in thousands):

Amount
Balance as of December 31, 2015	$31,489
Principal and interest payments on debt	(3,025)
Change in fair value of future payments on debt	1,946
Balance as of September 30, 2016	$30,410

The following table presents a reconciliation of our note receivable measured at fair value using unobservable inputs (Level 3) (in thousands):

Amount
Balance as of December 31, 2015	$760
Repayments on note receivable	(750)
Balance as of September 30, 2016	$10

9.  Business Segments

We follow the authoritative literature that established annual and interim reporting standards for an entity’s operating segments and related disclosures about its products and services, geographic regions and major customers. We operate in one operating segment. Our chief operating decision maker (“CODM”) manages our operations on a global basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for our Registrar services, Registry services, and Aftermarket and other services. All other financial information is reviewed by the CODM on a global basis. Our operations are located in the United States, Ireland, Canada, Australia, and Cayman Islands. We also have a wholly foreign-owned enterprise in China.

Revenue derived from our Registrar services, Registry services, and Aftermarket and other offerings are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Registrar services	$44,800	$43,953	$132,975	$129,233
Registry services	3,012	2,382	8,583	5,912
Aftermarket and other	6,327	8,547	23,435	23,423
Eliminations	(872)	(763)	(2,565)	(1,747)
Total revenue	$53,267	$54,119	$162,428	$156,821

Amounts in the Eliminations line reflect the elimination of intercompany charges between our Registrar and Registry services businesses.

Revenue by geographic location is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$39,095	$39,522	$118,818	$113,962
International	14,172	14,597	43,610	42,859
Total	$53,267	$54,119	$162,428	$156,821

No international country represented more than 10% of total revenue in any period presented.

10.  Loss Per Share

Basic and diluted loss per share were calculated using the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(4,429)	$(3,404)	$(12,007)	$(7,201)
Weighted average number of shares outstanding:
Basic	19,358	18,916	19,251	18,809
Diluted	19,358	18,916	19,251	18,809
Net loss per share attributable to common stockholders:
Basic	$(0.23)	$(0.18)	$(0.62)	$(0.38)
Diluted	(0.23)	(0.18)	(0.62)	(0.38)

For the three months ended September 30, 2016 and 2015, we excluded approximately 391 thousand and 15 thousand shares, respectively, of restricted stock units and stock options from the calculation of diluted weighted average shares outstanding as their inclusion would have been antidilutive. For the nine months ended September 30, 2016 and 2015, we excluded approximately 248 thousand and 26 thousand shares, respectively, of restricted stock units and stock options from the calculation of diluted weighted average shares outstanding as their inclusion would have been antidilutive. The $15.05 exercise price per share on the stock warrants related to the Tennenbaum Credit Facility did not have a dilutive effect for any period presented.

11.  Subsequent Events

In November 2016, we drew $12.8 million on our existing revolving credit facility with Silicon Valley Bank and fully paid off and extinguished the aggregate outstanding principal amount of $27.4 million of our term loan credit facility with Tennenbaum Capital Partners LLC. We wrote-off unamortized debt discounts and issuance costs of approximately $4.0 million related to this term loan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, are forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. These forward-looking statements include, but are not limited to:

•	our future operating results, including our expectations regarding total revenue, operating margins and net loss;
•	trends in sales, marketing, technology, development and general and administrative expenses as a percentage of our revenue;
•	our ability to develop, maintain and grow significant market share for our gTLDs in a competitive environment;
•	our ability to attract new wholesale and retail customers and to retain existing customers;
•	the implementation of our business model and strategic plans for our business, including our ability to improve margin structure through pricing optimization and cost reduction initiatives;
•	our expectations regarding the level of consumer demand for new generic Top Level Domains (“gTLDs”) and our ability to capitalize on this demand;
•	legal, regulatory, accounting and tax developments, including additional requirements imposed by changes in federal, state or foreign laws and regulations;
•	our strategic relationships, including with the Internet Corporation for Assigned Names and Numbers (“ICANN”);
•	our ability, or our third party advertising partners’ ability, to adapt to policy changes by online networks;
•	our ability to enter into and maintain agreements on favorable terms with commercial partners, including with registry operators, service providers and distributors;
•	our ability to effectively manage our growth;
•	our ability to enhance our existing products and services and introduce new products and services;
•	our ability to evaluate and respond to unsolicited proposals to acquire certain of our assets;
•	our ability to adequately protect our intellectual property rights;
•	our ability to timely and effectively maintain, scale and adapt our existing technology and network infrastructure and security;
•	our ability to retain key personnel, attract qualified officers and directors and hire key personnel; and
•	the impact of actions by stockholder activists.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included elsewhere in this report. Throughout this discussion and analysis, where we provide discussion of the three and nine months ended September 30, 2016, compared to the same periods in 2015, we refer to the prior periods as “2015.”

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

We are one of the world’s largest registrars, offering domain name registration and other related services to resellers and directly to domain name registrants. Through our eNom brand, we provide infrastructure services that enable a network of over 27,000 active resellers to offer domain name registration services to their customers. Further, through our retail brands, including Name.com, we directly offer domain name registration services to more than 333,000 customers. As of September 30, 2016, we had approximately 16.4 million domain names under management. In addition to domain name registration and related services, we have developed proprietary tools and services that identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of domain names as well as for our customers’ domain names.

We are a leading domain name registry with a portfolio of 40 gTLDs acquired from ICANN’s New gTLD Program. To date, we have launched all 40 of our gTLDs into the market, including .NEWS, .ROCKS, .LIVE and .GAMES, our most recent gTLD launch. Our registry services business continues to build a diverse distribution network of over 130 ICANN accredited registrars, including eNom, Name.com and GoDaddy, as well as other complementary distribution partners such as website builders and email service providers, that offer our gTLD domain names to businesses and consumers. Furthermore, our distribution network includes registrars and other partners in international markets, positioning our company to capture additional sales on a global scale. In addition to operating our own registry, we provide technical back-end infrastructure services to Donuts Inc. (“Donuts”), a third-party operator of new gTLDs (collectively with the New gTLD Program, our “gTLD Initiative”).

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

Third Quarter Highlights

Below are our key highlights as of and for the three months ended September 30, 2016. All comparisons are relative to the fiscal third quarter 2015.

•	Total revenue was $53.3 million compared to $54.1 million.
•	Registry services revenue increased 26% to $3.0 million from $2.4 million.
•	Net loss was $4.4 million compared to $3.4 million.
•	Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), a non-GAAP financial measure, was $2.3 million compared to $0.9 million.
•	Cash and cash equivalents were $47.3 million.

Opportunities, Challenges and Risks

The majority of our revenue is derived from domain name registrations and related value‑added service subscriptions from our wholesale and retail customers of our registrar platform. Growth in our revenue is dependent upon our ability to attract wholesale and retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value‑added service renewal rates and to grow those relationships through competitive pricing on domain name registrations, differentiated value‑added services, customer service offerings, and best‑in‑class reseller integration tools. Over the past few years our revenue growth has been driven by the addition of reseller customers with large volumes of domain names as well as strong growth in Name.com, our leading retail registrar. Certain of these large customers account for a significant portion of our revenue, and from time to time, we enter into multi‑year agreements with those customers. For example, our top three customers accounted for 27% and 30% of our consolidated revenue for the three months ended September 30, 2016 and 2015, respectively, and 29% and 28% of our consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively. We also generate advertising revenue through our monetization platform for websites or domain names that we or our customers own. Going forward, we expect downward pressure on the revenue associated with these websites as we continue to see low traffic and advertising yields in the marketplace.

We began generating cash sales as the exclusive registry operator for our portfolio of new gTLDs in the first quarter of 2014. We have had steady growth in our Registry services revenue since launch. Revenue from our Registry services was $3.0 million and $2.4 million, respectively, for the three months ended September 30, 2016 and 2015, and $8.6 million and $5.9 million for the nine months ended September 30, 2016 and 2015, respectively.

We received returns of deposits of $3.1 million and we made payments and deposits of $10.3 million for the nine months ended September 30, 2016 and 2015, respectively, for gTLD applications under the New gTLD Program. These payments and deposits represent amounts paid directly to ICANN and third parties in the pursuit of certain exclusive gTLD operator rights. We capitalize payments made for gTLD applications and other acquisition related costs, and include them in other long‑term assets and intangible assets on the balance sheets. As part of the New gTLD Program, we have received partial cash refunds for certain gTLD applications and to the extent we elect to sell or withdraw certain gTLD applications throughout the process, we will continue to incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, gTLD application fees and other acquisition-related costs are reclassified as finite‑lived intangible assets and amortized on a straight‑line basis over their estimated useful life. We expense as incurred other costs incurred as part of this gTLD Initiative and not directly attributable to the acquisition of gTLD operator rights.

Our cost of revenue, which is the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue. With the recent revenue growth coming from the sales of our higher margin Registry services business, our cost of revenue as a percentage of revenue has decreased for the three and nine months ended September 30, 2016 compared to the same period in 2015.

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

The following table sets forth performance highlights of key business metrics for our Registrar services for the periods presented (in millions, except for per domain and percentage data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
End of period registrar services domains	16.2	16.3	-0.6%	16.2	16.3	-0.6%
Average revenue per domain	$11.04	$10.81	2.1%	$10.94	$10.69	2.3%
Renewal rate	73.0%	74.7%		74.6%	75.4%

Average Revenue per Domain

The average revenue per domain for the three months ended September 30, 2016 increased 2.1% to $11.04 from $10.81 in 2015. The average revenue per domain for the nine months ended September 30, 2016 increased 2.3% to $10.94 from $10.69 in 2015. The increase was primarily due to our profitability initiatives, as well as an increasing mix of higher margin new gTLDs, which have an average selling price approximately two to three times that of legacy gTLDs.

Renewal Rate

The renewal rate for the three months ended September 30, 2016 was 73.0% compared to 74.7% in 2015. The renewal rate for the nine months ended September 30, 2016 was 74.6% compared to 75.4% in 2015. The decrease was primarily driven by a large reseller discontinuing previous promotions of subsidized bundled registrations.

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

Our revenue also includes registration fees from our portfolio of 40 gTLDs in general availability for which we are the exclusive registry operator, as part of the gTLD Initiative. The amount as well as the timing of revenue is uncertain and is dependent upon the demand and level of user adoption of new gTLDs, the timing and number of our back‑end registry customers’ launches of gTLDs, and the continued progress of the New gTLD Program. To the extent that our registry offers performance incentive rebates or certain other business incentives to our partners, those incentives are recognized as a reduction to revenue.

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

Sales and Marketing

Sales and marketing consists primarily of sales and marketing personnel-related costs (including stock-based compensation expense), sales support, advertising, marketing and general promotional expenditures. We anticipate that our sales and marketing expenses will remain flat in the near term as a percent of revenue.

Technology and Development

Technology and development consists primarily of costs associated with creation, development and distribution of our products and websites. These expenses primarily consist of personnel-related costs (including stock-based compensation expense) associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in future headcount and global infrastructure footprint. We anticipate that our technology and development expense will remain flat in the near term as a percentage of revenue.

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

Interest Expense

Interest expense consists primarily of interest expense on our credit facilities. Interest expense includes amortization of deferred financing costs and debt discount. We expect interest expense to increase in the near term, as we repaid and extinguished our term loan credit facility with Tennenbaum Capital Partners LLC. Please refer to Note 11—Subsequent Events within the accompanying unaudited condensed consolidated interim financial statements for information on the repayment of this debt.

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

Basis of Presentation

Please refer to Note 1—Company Background and Basis of Presentation within the accompanying unaudited condensed consolidated interim financial statements for information on our basis of presentation.

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

During the three and nine months ended September 30, 2016, there were no significant changes to our critical accounting policies and estimates. Please refer to the critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016.

Recent Accounting Pronouncements

Please refer to Note 2—Summary of Significant Accounting Policies and Accounting Pronouncements within the accompanying unaudited condensed consolidated interim financial statements for information on our recently adopted accounting guidance and accounting guidance not yet adopted.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands). The period‑to‑period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$53,267	$54,119	$162,428	$156,821
Cost of revenue (excluding depreciation and amortization)	40,356	41,583	122,971	120,870
Sales and marketing	2,702	2,591	8,046	7,618
Technology and development	4,571	5,355	15,196	15,737
General and administrative	5,413	5,195	15,617	15,082
Depreciation and amortization	3,871	4,237	12,120	12,317
Gain on other assets, net	(29)	(1,721)	(2,247)	(8,682)
Interest expense	1,211	1,225	3,664	3,695
Other (income) expense, net	(8)	4	(98)	2
Loss before income tax	(4,820)	(4,350)	(12,841)	(9,818)
Income tax benefit	(391)	(946)	(834)	(2,617)
Net loss	$(4,429)	$(3,404)	$(12,007)	$(7,201)

The following table presents our stock‑based compensation expense included in the above line items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$59	$108	$175	$360
Sales and marketing	215	227	570	628
Technology and development	379	235	1,070	788
General and administrative	1,115	936	3,049	2,867
Total stock-based compensation expense	$1,768	$1,506	$4,864	$4,643

The following table presents our depreciation and amortization by expense classification (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$1,794	$2,113	$5,721	$6,034
Sales and marketing	318	296	958	949
Technology and development	918	1,263	2,926	3,700
General and administrative	841	565	2,515	1,634
Total depreciation and amortization	$3,871	$4,237	$12,120	$12,317

Revenue

Revenue by service line was as follows (in thousands, except percentage data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Registrar services	$44,800	$43,953	2%	$132,975	$129,233	3%
Registry services	3,012	2,382	26	8,583	5,912	45
Aftermarket and other	6,327	8,547	(26)	23,435	23,423	0
Eliminations	(872)	(763)	14	(2,565)	(1,747)	47
Total revenue	$53,267	$54,119	(2)%	$162,428	$156,821	4%

Amounts in the Eliminations line reflect the elimination of intercompany charges between our Registrar and Registry services businesses.

Registrar Services

Registrar services revenue for the three months ended September 30, 2016, increased by $0.8 million, or 2%, to $44.8 million compared to $44.0 million in 2015. The increase was primarily driven by profitability initiatives of $0.7 million, as well as improved merchandizing of our value-added services of $0.2 million. These increases were partially offset by a decrease of $0.1 million in the number of domain names registrations.

Registrar services revenue for the nine months ended September 30, 2016, increased by $3.8 million, or 3%, to $133.0 million compared to $129.2 million in 2015. The increase was primarily driven by a $2.1 million increase in revenue generated from registrations of domain names through Name.com. Additionally, the increase was due to profitability initiatives of $1.3 million and improved merchandizing of our value-added services of $0.9 million. These increases were partially offset by a decrease of $0.5 million due to declines in the number of registrations generated through eNom. Of the total Registrar services revenue increase, $2.4 million was from revenue generated from registrations of new gTLD domain names and $1.4 million was from revenue generated from legacy gTLD domain names.

Registry Services

Registry services revenue for the three months ended September 30, 2016, increased by $0.6 million, or 26%, to $3.0 million from $2.4 million in 2015. Registry services revenue for the nine months ended September 30, 2016, increased by $2.7 million, or 45%, to $8.6 million from $5.9 million in 2015. The increase was primarily driven by revenue from a growing base of domains registered on our owned and operated gTLDs, which have an average selling price of approximately two to three times that of legacy gTLDs. As of September 30, 2016, our registry services end of period domains increased 55% to 546,000 from 352,000 as of September 30, 2015.

Aftermarket and Other

Aftermarket and other revenue for the three months ended September 30, 2016, decreased by $2.2 million, or 26%, to $6.3 million compared to $8.5 million in 2015. The decrease is primarily due to a decrease in our domain name monetization revenue of $2.3 million from a decrease in traffic on websites by third party advertising partners, partially offset by an increase in our domain sales revenue of $0.1 million.

Aftermarket and other revenue for the nine months ended September 30, 2016, remained flat at $23.4 million compared to 2015. An increase in our domain sales revenue of $1.0 million was completely offset by a decline in domain name monetization revenue of $1.0 million from a decrease in traffic on websites by third party advertising partners.

Cost and Expenses

Costs and expenses were as follows (in thousands, except percentage data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Cost of revenue (excluding depreciation and amortization)	$40,356	$41,583	(3)%	$122,971	$120,870	2%
Sales and marketing	2,702	2,591	4	8,046	7,618	6
Technology and development	4,571	5,355	(15)	15,196	15,737	(3)
General and administrative	5,413	5,195	4	15,617	15,082	4
Depreciation and amortization	3,871	4,237	(9)	12,120	12,317	(2)
Gain on other assets, net	(29)	(1,721)	(98)	(2,247)	(8,682)	(74)
Interest expense	1,211	1,225	(1)	3,664	3,695	(1)
Other (income) expense, net	(8)	4	(300)	(98)	2	(5,000)
Income tax benefit	(391)	(946)	(59)	(834)	(2,617)	(68)

Cost of Revenue

Cost of revenue for the three months ended September 30, 2016, decreased by $1.2 million, or 3%, to $40.4 million compared to $41.6 million in 2015. The decrease was primarily due to a $1.6 million decrease in revenue sharing costs paid to our domain name monetization customers, partially offset by an increase of $0.4 million in domain name registration fees associated with our growth in registered domain names and related revenue.

Cost of revenue for the nine months ended September 30, 2016, increased by $2.1 million, or 2%, to $123.0 million compared to $120.9 million in 2015. The increase was primarily due to $2.4 million in domain name registration fees associated with our growth in registered domain names and related revenue, partially offset by a $0.2 million decrease in revenue sharing costs paid to our domain name monetization customers.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2016, increased by $0.1 million, or 4%, to $2.7 million compared to $2.6 million in 2015. The increase was primarily due to an increase in marketing activities as we drive awareness and demand for new gTLDs.

Sales and marketing expenses for the nine months ended September 30, 2016, increased by $0.4 million, or 6%, to $8.0 million compared to $7.6 million in 2015. The increase was primarily due to a $0.4 million increase in personnel-related costs, a $0.2 million increase in marketing activities as we drive awareness and demand for new gTLDs, and a $0.1 million increase in commission expense. These increases were partially offset by a $0.3 million decrease in consulting expenses.

Technology and Development

Technology and development expenses for the three months ended September 30, 2016, decreased by $0.8 million, or 15%, to $4.6 million compared to $5.4 million in 2015. The decrease was primarily due to a decrease of $0.5 million in infrastructure and technology costs to support our service platforms and a decrease of $0.4 million in personnel-related costs.

Technology and development expenses for the nine months ended September 30, 2016, decreased by $0.5 million, or 3%, to $15.2 million compared to $15.7 million in 2015. The decrease was primarily due to a $0.8 million decrease in infrastructure and technology costs needed to support our service platforms, partially offset by an increase of $0.3 million in stock-based compensation expense.

General and Administrative

General and administrative expenses for the three months ended September 30, 2016, increased by $0.2 million, or 4%, to $5.4 million compared to $5.2 million in 2015. The increase was primarily due to an increase of $0.3 million in legal and advisory fees and an increase of $0.2 million in stock-based compensation expense. These increases were partially offset by a decrease of $0.3 million in personnel-related costs and other consulting expenses.

General and administrative expenses for the nine months ended September 30, 2016, increased by $0.5 million, or 4%, to $15.6 million compared to $15.1 million in 2015. The increase was primarily due to an increase of $0.6 million in legal fees, an increase of $0.2 million in stock-based compensation expense and an increase of $0.2 million in software licensing costs. These increases were partially offset by a $0.5 million decrease in other professional services fees, such as consulting and audit services.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2016 was $3.9 million and $4.2 million in 2015. Depreciation and amortization expense for the nine months ended September 30, 2016 was $12.1 million compared to $12.3 million in 2015.

Gain on Other Assets, Net

Gain on other assets, net for the three months ended September 30, 2016 was $29 thousand compared to $1.7 million in 2015. During the three months ended September 30, 2015, we recognized a net gain related to the withdrawal and settlement of our interest in certain gTLD applications.

Gain on other assets, net for the nine months ended September 30, 2016, decreased by $6.5 million, to $2.2 million compared to $8.7 million in 2015. During the nine months ended September 30, 2016, we sold the majority of our non-core registrar credentials for a gain of $1.3 million, and we had fewer withdrawals and settlements of our interest in certain gTLD applications resulting in a gain of $0.9 million.

Interest Expense

Interest expense for the three months ended September 30, 2016 and 2015, was $1.2 million for both periods. Interest expense for the nine months ended September 30, 2016 and 2015, was $3.7 million for both periods. Interest expense consisted of cash interest paid and amortization of deferred financing costs and debt discount for our credit facilities that were entered into during the third quarter of 2014.

Income Tax Benefit

The effective tax rate was 8.1% and 21.7% for the three months ended September 30, 2016 and 2015, respectively, and was 6.5% and 26.6% for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate differs from the statutory rate primarily as a result of state taxes, stock-based compensation shortfall and implementing a domestic valuation allowance by the end of the current year. Income tax benefit was $0.4 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and was $0.8 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in tax benefit was primarily due to stock-based compensation shortfalls and the impact of implementing a valuation allowance on projected excess deferred tax assets in the current period.

Non-GAAP Financial Measures

To supplement our financial results presented in GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, to evaluate our business. We define Adjusted EBITDA as net income (loss) adjusted for interest, income taxes, depreciation and amortization, stock-based compensation, and certain gains, losses, and expenses that we do not believe are indicative of ongoing core business operating results.

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

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(4,429)	$(3,404)	$(12,007)	$(7,201)
Add (deduct):
Income tax benefit	(391)	(946)	(834)	(2,617)
Gain on other assets, net	(29)	(1,721)	(2,247)	(8,682)
Interest expense	1,211	1,225	3,664	3,695
Depreciation and amortization	3,871	4,237	12,120	12,317
Stock-based compensation expense	1,768	1,506	4,864	4,643
Acquisition and realignment costs	—	—	564	89
Advisory and consulting fees	271	—	271	—
Adjusted EBITDA	$2,272	$897	$6,395	$2,244

Adjusted EBITDA increased $1.4 million, to $2.3 million in the three months ended September 30, 2016, compared to $0.9 million in 2015. The increase was primarily driven by a decrease in revenue of $0.9 million, offset by a decrease in cost of revenue of $1.2 million, due to a decline in our Aftermarket and other services as well as a decrease of $0.8 million in personnel-related costs.

Adjusted EBITDA increased $4.2 million, to $6.4 million in the nine months ended September 30, 2016, compared to $2.2 million in 2015. The increase was primarily driven by an increase in revenue of $5.6 million, offset by an increase in cost of revenue of $2.1 million, due to growth in our Registrar services as well as increased registrations from new gTLDs in our Registry services.

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

As of September 30, 2016, our principal sources of liquidity were our cash and cash equivalents in the amount of $47.3 million and our revolving credit facility with Silicon Valley Bank (“SVB”). In March 2016, we entered into Amendment No. 3 to Credit Agreement (“Amendment”) with SVB. The Amendment revises the terms of our existing Credit Agreement (“SVB Credit Facility”). The Amendment revises the financial condition covenants, including the consolidated net leverage ratio, minimum liquidity ratio, and minimum consolidated EBITDA. The Amendment removes the consolidated fixed charge coverage ratio, consolidated senior leverage ratio and minimum liquidity. Additionally, the Amendment approves a one-time distribution of $10.0 million for the partial prepayment of our term loan with Tennenbaum Capital Partners LLC (“Tennenbaum Credit Facility”). Under the current agreement with SVB, as of September 30, 2016, we had approximately $19.0 million of borrowing capacity available from the SVB Credit Facility. Additionally, we were in compliance with the covenants under both the SVB Credit Facility and the Tennenbaum Credit Facility as of September 30, 2016. Subsequent to quarter end, we have drawn $12.8 million on our SVB Credit Facility and as of November 4, 2016, we had approximately $6.0 million of borrowing capacity available from the SVB Credit Facility.

On October 24, 2016, we provided notice of our intent to prepay the Tennenbaum Credit Facility.  On November 7, 2016, we paid in full the aggregate principal amount of $27.4 million and the prepayment premium of $0.3 million, which is 1% of the aggregate principal amount. Following the prepayment, the Tennenbaum Credit Facility was terminated.

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

Historical Cash Flow Trends

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$2,258	$2,902
Net cash provided by (used in) investing activities	3,183	(4,887)
Net cash used in financing activities	(3,251)	(1,902)

Cash Flows from Operating Activities

Our primary source of cash from operating activities consists of cash collections from our customers. Our primary uses of cash from operating activities consist of domain registration costs paid to registries, personnel-related costs, discretionary marketing and advertising costs, and technology and development costs.

Net cash provided by operating activities was $2.3 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively. The activity that comprised our net cash provided by operating activities is described below.

Our net loss for the nine months ended September 30, 2016, was $12.0 million, which included a gain on the withdrawal of gTLD applications of $0.9 million, a gain on the sale of a majority of our non-core registrar credentials of $1.3 million, a gain on sale and disposal of domain name intangible assets of $0.3 million, and non-cash charges of $17.5 million such as depreciation and amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital resulted in a $0.7 million reduction in cash.

Our net loss for the nine months ended September 30, 2015, was $7.2 million, which included a gain on the withdrawal of gTLD applications of $8.7 million and non-cash charges of $15.6 million such as depreciation, amortization, stock-based compensation expense, and deferred taxes.  In addition, changes in our working capital resulted in a $3.2 million increase in cash.

Cash Flows from Investing Activities

Our investing activities primarily consist of strategic acquisitions of gTLDs, purchases of intangible assets and purchases of property and equipment to support the overall growth in our business.

Net cash provided by (used in) investing activities was $3.2 million for the nine months ended September 30, 2016, compared to $(4.9) million for the nine months ended September 30, 2015. The activity that comprised our net cash provided by (used in) investing activities is described below.

During the nine months ended September 30, 2016, we received returns of deposits of $3.1 million for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights, as well as $1.3 million for the withdrawal of our interest in certain gTLD applications. In addition, we received proceeds of $1.3 million from the sale of the majority of our non-core registrar credentials, proceeds of $0.5 million from the sale of domain name intangible assets, and proceeds of $0.8 million from the repayment of a note receivable. These proceeds were partially offset by purchases of $3.1 million of property and equipment and $0.6 million of intangible assets.

During the nine months ended September 30, 2015, we made payments and deposits of $10.3 million for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights, which was partially offset by proceeds of $9.0 million from gTLD application withdrawals.  In addition, we purchased $4.2 million property and equipment and $1.2 million of intangible assets, and we received proceeds of $1.5 million from the repayment of a note receivable.

Cash Flows from Financing Activities

Our financing activities primarily consist of the repayment of principal on long-term debt and restricted stock unit activity.

Net cash used in financing activities increased $1.4 million, to $3.3 million for the nine months ended September 30, 2016, from $1.9 million for the nine months ended September 30, 2015. The increase primarily includes $0.8 million in principal payments on capital lease obligations and $0.6 million in minimum tax withholding on restricted stock awards.

Off‑Balance Sheet Arrangements

As of September 30, 2016, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity or capital resources.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the term loan drawn on our term loan credit facility with Tennenbaum Capital Partners LLC (the “Tennenbaum Credit Facility”), which accrues interest at variable rates. As of September 30, 2016, our borrowings under the Tennenbaum Credit Facility had an effective interest rate of 14.8%. Assuming the Tennenbaum Credit Facility is fully drawn and holding other variables constant, a 1% increase in interest rates, occurring October 1, 2016, and sustained throughout the period ended December 31, 2016, would result in an increase in our annual interest expense and a decrease in our cash flows and income before taxes of approximately $0.3 million per year. On November 7, 2016, we terminated the Tennenbaum Credit Agreement.

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

Concentrations of Credit Risk

As of September 30, 2016, our cash and cash equivalents were maintained with one major U.S. financial institution and two foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

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

Item 1A.  Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated interim financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

Other registries with more experience or with greater resources may launch marketing campaigns for new or existing TLDs, which result in registrars or their resellers giving other gTLDs greater prominence on their websites, advertising or marketing materials. In addition, such registries could offer aggressive price discounts on the gTLDs they offer or bundle gTLDs as a loss leader with other services. If we are unable to match or beat such marketing and pricing initiatives, or are otherwise unable to successfully compete with other registries, we may not be able to develop, maintain and grow significant market share for our new gTLD offerings, and our business, financial condition and results of operation would be adversely affected.

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

We are required to enter into a registry operator agreement with ICANN (each, a “New gTLD Registry Agreement”) for each new gTLD that we operate. To date, we have entered into 40 New gTLD Registry Agreements. Of the 40 new gTLDs for which we are the registry operator, all of them have been delegated to us and inserted into the authoritative database for the internet, known as the “Root Zone.”

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

Our success depends in large part on our registrar customers’ renewals of their domain name registrations. Our customer renewal rate for expiring domain name registrations was 73.0% and 74.7% for the three months ended September 30, 2016 and 2015, respectively, and 74.6% and 75.4% for the nine months ended September 30, 2016 and 2015, respectively. If we are unable to maintain our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Any significant decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

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

As a registrar with a wholesale component, we provide domain name registration services and offer value‑added services through a network of over 27,000 active resellers, comprised of small businesses, large e‑commerce websites, internet service providers and web‑hosting companies, as well as through companies using our hosted back‑end registrar platform. Our agreements with our resellers are generally nonexclusive and may be terminated by them or by us without cause. These resellers, in turn, contract directly with domain name registrants to deliver these services. Maintaining and deepening relationships with our resellers is an important part of our growth strategy, as strong third-party distribution arrangements enhance our ability to market our products and to increase our domain names under management, revenue and profitability.

Total revenue earned from resellers was $95.3 million, or 59% of total revenue, for the nine months ended September 30, 2016, and was $95.3 million, or 61% of total revenue, for the comparable prior year period. As of September 30, 2016, our three largest resellers accounted for approximately 38% of our total domain names under management, and our largest reseller, Namecheap, represented approximately 28% of total domain names under management. In addition, Namecheap accounted for approximately 18% of our total revenue for both of the nine months ended September 30, 2016 and 2015. The term of our current agreement with Namecheap expires in December 2018, but will automatically renew for an additional three-year period unless terminated by either party. There can be no assurance that our established reseller distribution relationships will continue, as our resellers may cease to operate or otherwise terminate their relationship with us.  In addition, there can be no assurance that we will be able to maintain favorable business terms with our resellers. Any reduction in access to third-party reseller distributors, particularly those servicing a large percentage of our domain name registration customers, would materially and adversely affect our ability to market our products and to generate revenue.

Governmental and regulatory policies or claims concerning the domain name registration system, and industry reactions to those policies or claims, may cause instability in the industry and negatively impact our business.

ICANN is a private sector, not‑for‑profit corporation formed in 1998 for the express purpose of managing a number of internet infrastructure related tasks previously performed directly by the U.S. Department of Commerce, including managing the domain name registration system (“DNS”). ICANN has been the subject of scrutiny by the public and by the United States and other governments around the world with many of those governments becoming increasingly interested in ICANN’s role in internet governance. For example, the U.S. Congress held hearings to evaluate ICANN’s selection process for new TLDs and its transition of the IANA functions from coordination by the U.S. Department of Commerce to ICANN. ICANN may continue to evolve both its long‑term structure and mission to address perceived shortcomings such as a lack of accountability to the public and a failure to maintain a strong, effective multi‑stakeholder internet governance institution.

As a key participant in the DNS, we continue to face the following risks:

•	the U.S. or any other government may seek to influence ICANN’s role in overseeing the security and stability of the DNS;
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

•

international regulatory or governing bodies, such as the International Telecommunications Union or the European Union, may gain increased influence over management and regulation of certain aspects of the Internet, such as data security, taxation, intellectual property rights, privacy and data protection;

•

ICANN or any third-party registries may implement contract or policy changes that would impact our ability to run our current business practices throughout the various stages of the life cycle of a domain name;

•

legal, regulatory or other challenges could be brought, including challenges to the agreements governing our relationship with ICANN, or to the legal authority underlying the roles and actions of ICANN or us;

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

Many domain name registrants seek to generate revenue through advertising on their websites. Changes in the way these registrants are compensated or changes in the way the revenue share is retained (including in each case, changes in methodologies and metrics) by advertisers and advertisement placement networks, such as Google, Yahoo! and Bing, have, and may continue to, adversely affect the market for those domain names favored by such registrants.  These changes have resulted in, and may continue to result in, a decrease in demand and/or the renewal rate for those domain names. For example, Google has in the past changed, and may in the future change, its search algorithm and pay‑per‑click advertising policies to provide less compensation for certain types of websites. This has made such websites less profitable, which has resulted in, and may continue to result in, fewer domain name registrations and renewals, which could adversely affect our revenue. In addition, as a result of the general economic environment, spending on online advertising and marketing may not increase as projected or may be reduced, which in turn, may result in a further decline in the demand for those domain names, which could adversely affect our revenue.

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

We are bound by covenants contained in our credit facility that may restrict our ability to pursue our business strategies, and the financing incurred under our credit facility could adversely affect our liquidity and financial condition.

Our credit facility requires us to comply with various covenants that limit our ability, among other things, to:

•	incur additional indebtedness;
•	grant additional liens;
•	make investments;
•	complete mergers or acquisitions;
•	dispose of assets;
•	pay dividends, redeem or repurchase stock; and
•	engage in transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies. In addition, our credit facility include financial covenants.  Our revolving credit facility with Silicon Valley Bank (“SVB Credit Facility”) requires us to maintain a minimum consolidated EBITDA, a maximum consolidated net leverage ratio, and a minimum liquidity ratio. Our failure to comply with any covenants in the SVB Credit Facility, including any of the financial covenants, could result in an event of default. Our failure to meet our payment obligations under our credit facility, including any principal and accrued interest payments, could also result in an event of default. Our ability to meet our payment obligations and to satisfy our financial covenants under our credit facility depends upon our ability to generate cash flows. Our ability to generate cash flows, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors that are beyond our control. There is no assurance that our business will generate sufficient cash flows from operations in an amount sufficient to enable us to meet our payment obligations and financial covenants under our credit facility. If we are not able to generate sufficient cash flows from operations to service our obligations under our credit facility, we may need to refinance or restructure our credit facility, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our credit facility.

If an event of default occurs, and such event of default is not cured or waived, our lender could:

•	terminate its lending commitments;
•	accelerate all outstanding obligations under the credit facility and demand that all outstanding obligations be due and payable immediately; and
•	exercise its remedies as a secured creditor with respect to all of the collateral that is securing the outstanding obligations under our credit facility.

If our lender exercises remedies under and accelerates all outstanding obligations under our credit facility, our assets and cash flows may not be sufficient to fully repay all of our outstanding obligations under our credit facility.

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

If funding is insufficient at any time in the future, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally developed business, and we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could harm our business, financial condition and results of operations.

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

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions such as proxy contests, financial or operational restructuring, or sales of assets or the entire company.  We have recently seen some investors increase their ownership positions in our common stock and initiate communications with us.  For example, J. Carlo Cannell, the managing member of Cannell Capital LLC and the general partner of Tonga Partners, L.P. (collectively, “Cannell”), filed a Schedule 13D in September 2016 reporting ownership of approximately 8.5% of our common stock. Cannell provided its notice, which we determined was deficient, of Cannell’s intent to nominate six director candidates for election as directors.  In addition, Cannell expressed intent to otherwise engage in discussions with our management, our board of directors and others relating to strategic and operational opportunities for us that Cannell believed would increase value to stockholders.

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

With regard to transfers of personal data, as such term is used in the European Union, or EU Data Protection Directive and applicable EU member state legislation, from European customers to the U.S., we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce and the European Union and Switzerland.  The U.S.-EU Safe Harbor Framework, which, together, with the U.S.-Swiss Safe Harbor Framework, established the means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in October 2015 by the ECJ Ruling.  As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework.  U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, which was formally adopted on July 12, 2016. We have taken steps to self-certify to the EU-U.S. Privacy Shield, which, together with the U.S.-Swiss Safe Harbor Framework, we believe legitimizes personal data transfers from the EEA to the United States, barring any further action(s) taken by the applicable regulators. The self-certification, however may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our solutions.  Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings.  We, and those transferring personal data to us, may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.

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

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.  Projected future growth in our deferred tax assets indicate that we will have deferred tax assets by the end of the current year that will require a domestic valuation allowance as it is more likely than not that those deferred tax assets will not be realized. When calculating the annual effective income tax rate for the three and nine months ended September 30, 2016, we included the anticipated valuation allowance in the effective tax rate to ensure that the tax benefit recorded on the year-to-date losses would not exceed the amount expected to be benefited during the current year. We will continue to assess the need for a valuation allowance in the future. In the event that we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period on which that determination was made, which could have a material adverse impact on our financial condition and results of operations.

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

As of September 30, 2016, we had $103.0 million of goodwill, representing approximately 32% of our total assets as of such date. In accordance with GAAP, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment.  Significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows may result in us having to take impairment charges against goodwill. If we determine significant impairment of our goodwill, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We expect to devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes‑Oxley Act, including costs associated with auditing and legal fees and accounting and administrative staff. In addition, Section 404(a) under the Sarbanes‑Oxley Act requires that we assess the effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Implementing any changes to our internal controls may require compliance training of our directors, officers and employees, entail substantial costs to modify our accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may materially adversely affect our stock price.

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

Item 5.  Other Information

On October 24, 2016, the Company and United TLD Holdco Ltd. (“United TLD”), a wholly owned subsidiary of the Company, provided notice of its intent to prepay the term loans under the Credit Agreement (the “Tennenbaum Credit Agreement”), dated as of August 6, 2014, by and among the Company, United TLD, the lender parties thereto, and Obsidian Agency Services, Inc., as administrative agent.  On November 7, 2016, the Company and United TLD paid to the lenders in full the aggregate principal amount of $27,375,000 (together with all accrued and unpaid interest) and the prepayment premium of $273,750, which is 1% of the aggregate principal amount. Following the prepayment, the Tennenbaum Credit Agreement was terminated.

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

RIGHTSIDE GROUP, LTD.

Date: November 9, 2016	By	/s/ Taryn J. Naidu
Taryn J. Naidu
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Tracy Knox
Tracy Knox
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1#	Google Services Agreement between Rightside Group, Ltd. and Google Inc., effective as of August 1, 2016.
10.2	Amendment No. 3 to Credit Agreement between Rightside Group, Ltd., certain of its subsidiaries and Silicon Valley Bank, dated as of March 30, 2016, as corrected.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.