Form 10-K
period 2016-12-31
RIGHTSIDE GROUP, LTD.
filed 2017-03-15
CIK 1589094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant was approximately $205.3 million based upon the closing sale price of the common stock on that date on The NASDAQ Stock Market LLC.

As of March 2, 2017, there were 19,639,505 shares of the common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

RIGHTSIDE GROUP, LTD.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, are forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. These forward-looking statements include, but are not limited to:

•	our future operating results, including our expectations regarding total revenue, operating margins and net loss;
•	trends in sales, marketing, technology, development and general and administrative expenses as a percentage of our revenue;
•	our ability to develop, maintain and grow significant market share for our generic Top Level Domains (“gTLDs”) in a competitive environment;
•	our ability to attract new customers and to retain existing customers;
•	the implementation of our business model and strategic plans for our business, including our ability to improve margin structure through pricing optimization and cost reduction initiatives;
•	our expectations regarding the level of consumer demand for new gTLDs and our ability to capitalize on this demand;
•	the possibility that acquisitions and divestitures may not achieve their intended benefits, and involve unexpected costs or delays;
•	our ability to generate sufficient cash flows to implement our business strategy;
•	legal, regulatory, accounting and tax developments, including additional requirements imposed by changes in federal, state or foreign laws and regulations;
•	our strategic relationships, including with the Internet Corporation for Assigned Names and Numbers (“ICANN”);
•	our ability, or our third party advertising partners’ ability, to adapt to policy changes by online networks;
•	our ability to enter into and maintain agreements on favorable terms with commercial partners, including with registry operators, registrars, service providers and distributors;
•	our ability to effectively manage our growth;
•	our ability to enhance our existing products and services and introduce new products and services;
•	our ability to evaluate and respond to unsolicited proposals to acquire certain of our assets;
•	our ability to adequately protect our intellectual property rights;
•	the impact of our share repurchase program;
•	our ability to timely and effectively maintain, scale and adapt our existing technology and network infrastructure and security;
•	our ability to hire and retain key personnel, and attract qualified officers and directors; and
•	the impact of actions by stockholder activists.

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

Overview

We are a Delaware corporation headquartered in Kirkland, Washington. Prior to August 1, 2014, we were a wholly-owned subsidiary of Demand Media, Inc., now known as Leaf Group Ltd (“Demand Media”). On August 1, 2014, Demand Media separated into two independent companies: Demand Media and Rightside (the “Separation”). Upon completion of the Separation, Rightside became an independent, publicly-traded company on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “NAME.”

On January 20, 2017, we completed the divestiture (the “eNom Divestiture”) of eNom, Incorporated (“eNom”), our wholly-owned registrar services business, to Tucows Inc. (“Tucows”). eNom’s registrar services business provides infrastructure services that enable a network of active resellers to offer domain name registration services to their customers. As part of the eNom Divestiture, Tucows also acquired eNom’s interest in its joint venture with Web.com for NameJet, LLC (“NameJet”), which offers domain name auction services to consumers. All references made to financial data, non-financial metrics and our business in this Annual Report on Form 10-K are to the Company’s continuing operations (after giving effect to the eNom Divestiture), unless specifically noted. eNom’s revenue was $155.8 million for 2016. See Note 3—Business Divestiture within the accompanying consolidated financial statements for additional information.

Our Company

As a leading provider of domain name services, we enable businesses and consumers to find, establish, and maintain their digital address—the starting point for connecting with their online audience. Millions of digital destinations, and businesses and consumers rely upon our comprehensive platform for the discovery, registration, usage and monetization of domain names. As a result, we are a leader in the multi-billion dollar domain name services industry, with a complete suite of services that our customers use as the foundation to build their entire online presence.

We are a leading domain name registry with a portfolio of 40 gTLDs acquired through ICANN’s expansion of new gTLDs (the “New gTLD Program”). To date, we have launched all 40 of our gTLDs into the market, including .LIVE, .NEWS, and .ROCKS. Our registry services business continues to build a diverse distribution network of over 135 ICANN accredited registrars, including Name.com, eNom and GoDaddy, as well as other complementary distribution partners such as website builders and email service providers that offer our gTLD domain names to businesses and consumers. Furthermore, our distribution network includes registrars and other partners in international markets, positioning our company to capture additional sales on a global scale. In addition to operating our own registry, we provide technical back-end infrastructure services to Donuts Inc. (“Donuts”), a third-party operator of new gTLDs.

Our retail registrar, Name.com, directly offers domain name registration services to more than 248,000 consumers and businesses worldwide. As of December 31, 2016, we had approximately 2.1 million domain names under management. Our domain name registration and related services, as well as our developed proprietary tools and services enable us to identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of domain names as well as for our customers’ domain names.

The combination of our registry and registrar services businesses makes us a leading provider of end-to-end domain name services. This uniquely positions us to capitalize on the New gTLD Program because we can distribute owned and third-party gTLDs through our retail registrar brand, Name.com, and our third-party registrar distribution channel.

We generate the majority of our revenue through domain name registration subscriptions, including registrations of domain names for our owned gTLDs, and related value-added services. We also generate revenue from advertising on, and from the sale of, domain names that are registered to our customers or ourselves. Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flows. We had revenue of $62.1 million, net loss of $33.7 million and adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) of $9.2 million for 2016. See the section entitled “Item 6. Selected Financial Data” for a reconciliation of Adjusted EBITDA to the closest comparable measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

According to VeriSign’s Domain Name Industry Brief published in February 2017, as of December 31, 2016, more than 329 million total domain names were registered worldwide, of which approximately 142 million end in either .COM or .NET gTLD suffixes. As of December 31, 2016, the total number of registered domain names increased more than 6% over the same period in the prior year with approximately half of the growth driven by new gTLDs. In addition, .COM and .NET renewal rates averaged approximately 73% as of December 31, 2016. For the year ended December 31, 2016, we estimate that more than 108 million new domain name registrations occurred.

Market research suggests there is significant growth potential remaining in domain name registrations, even in developed markets like the United States where there is a high penetration rate of broadband access and many businesses have been online for well over a decade. For example, according to a small business survey issued by Capital One in December 2016, 44% of small businesses in the United States still do not have a website for their business. In addition, many regions of the world lag significantly behind in the availability and adoption of the internet, making the international marketplace a large potential opportunity for domain name registrations as consumers and businesses establish an online presence. For example, according to a report issued in July 2016 by the China Internet Network Information Center, China had the largest number of internet users in the world, with 710 million as of June 2016, representing only 51.7% of the country’s population. The market potential is apparent, and more recently, China has become a significant source of domain name registration growth.

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

New gTLD Opportunity

In 2011, ICANN unveiled the New gTLD Program to significantly expand the universe of gTLDs that are available for businesses and consumers to register as part of a domain name. Since October 2013, over 820 new gTLDs have been launched and more than 27.8 million domain names have been registered under the New gTLD Program. Of those domain names registered, more than 2.7 million operate on Rightside’s registry platform. Our registrar platform offers over 430 of the new gTLDs launched in the market to date. The expanded internet domain namespace provides a number of benefits to both the domain name registrant and its target audience. First, descriptive gTLDs, such as .LAWYER or .CONSULTING, create a more natural categorization scheme that makes it easier for websites to convey their topic area or purpose and better connect with their intended audience. Second, the growing number of available domain extensions allows brands and individuals to create more memorable calls to action, drive more traffic to their website and microsites, and deliver a better user experience with a website name that is more in line with their brand presence. Third, the introduction of Internationalized Domain Names has enabled registrants to register domain names in languages other than English, including Chinese and German, and the registrants’ audiences are finally able to navigate to these sites using their native languages. Lastly, these versatile tech tools are ushering in a new wave of creativity as new business models are developed that capitalize on the opportunities presented by an expanded namespace and the internet.

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

•

Domain Name Registrars: Registrars register domain names on behalf of customers with the relevant registry. Registrars set wholesale and retail prices and maintain the ongoing business relationships with resellers and registrants, but pay fees to the relevant registry, as well as to ICANN for the TLDs administered by ICANN, for each domain name registered. Examples of domain name registrars include Rightside’s Name.com and GoDaddy.

•

Premium Domain Name Service Providers: These companies specialize in the sale or ongoing monetization of higher-value domain names through auctions, domain name brokerage networks and advertising services. Companies providing premium domain name services include Rightside, NameJet, as well as Sedo.

•

Domain Name Technology Service Providers: These companies provide specialized solutions to registrars and registries that enable them to deliver the complex and high-availability services required to satisfy the requirements of registrants, ICANN and the ecosystem of industry participants. Examples of such service providers include Rightside and Neustar.

Our Services

Registry Services

Our registry, Rightside Registry, is one of the largest new gTLD registries with a portfolio of 40 gTLDs that we acquired through the New gTLD Program. We also have an interest in active applications for 10 additional gTLD applications that have yet to be awarded to their ultimate registry operator under the New gTLD Program. The services that are provided by our registry include:

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

•

Domain name registry platform: We have developed a proprietary technology platform that provides high availability services associated with the registration of domain names for each of our new gTLDs. The platform makes it easy for registrars to sell and service domain names associated with our gTLDs. We have also developed attractive and innovative services such as the Domain Protected Marks List (“DPML”), a trademark rights protection mechanism that prevents the registration of second-level domain names containing a string of letters matching a registered trademark. The DPML service or “block” feature works across multiple gTLDs of participating registries. Additionally, we license our registry platform and certain related services (referred to as our back-end registry platform) to Donuts in connection with our collaboration. To date, our back-end registry platform has powered the launch for over 235 new gTLDs and more than 2.5 million domain name registrations.

Registrar Services

Our registrar brand, Name.com, provides registration services to consumers and businesses around the world and is widely recognized for its outstanding customer support. Name.com has approximately 2.1 million domain names under management and more than 248,000 customers. The services that are provided on a monthly or annual subscription basis by Name.com include:

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

On January 20, 2017, we completed the eNom Divestiture. See Note 3—Business Divestiture within the accompanying consolidated financial statements for additional information.

Aftermarket and Other Services

We have developed several proprietary service offerings designed for marketplace participants to buy, sell and monetize high‑value domain names.

•

Domain name brokerage services: Our domain name brokerage service acquires and sells high‑value domain names on the open market. Utilizing our extensive marketplace experience and proprietary techniques for discovering, analyzing and marketing high‑value domain names, our domain name brokerage service connects domain name buyers with domain name sellers and negotiates transactions on behalf of either party. Individual domain names and large domain name portfolios are sold through our direct sales organization providing these brokerage services, typically for a commission earned upon the successful completion of the transaction. Historically, these brokerage services have focused on acquiring and selling an owned portfolio of domain names that end in .COM or .NET. Since the launch of our registry services business, our brokerage services team is now also focusing on domain sales of our 40 owned and operated gTLDs.

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

Our data centers host our various public‑facing websites and applications, as well as many of our back‑end business intelligence and financial systems. Each of our significant websites is designed to be fault‑tolerant, with collections of application servers, typically configured in a load balanced state, in order to provide additional resiliency. The infrastructure is equipped with enterprise class security solutions to combat events such as large scale distributed denial of service attacks (“DDoS”). Our environment is staffed and equipped with a full scale monitoring solution.

International Operations

We have international operations in Dublin, Ireland; Ottawa, Canada; and George Town, Grand Cayman. Our operations in Dublin primarily consist of the customer and technical support, accounting, compliance, software quality assurance and marketing functions for our registry business. Additionally, we have a wholly foreign-owned entity in Beijing, China. For information regarding risks associated with our international operations, see the section entitled “Item 1A. Risk Factors.”

Intellectual Property

Our intellectual property, which consists of trade secrets, trademarks, copyrights and patents, is, in the aggregate, important to our business. We rely on a combination of trade secret, trademark, copyright and patent laws in the United States and other jurisdictions, together with confidentiality and non‑disclosure agreements and technical measures, to protect the confidentiality of our proprietary rights. As of December 31, 2016, we have been granted seven patents by the U.S. Patent and Trademark Office and have two patent applications pending in the United States and other jurisdictions. Our patents expire between July 2022 and February 2031. We also have a royalty‑free license to utilize an additional 40 patents that were registered in the name of Demand Media. We rely more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology, including our platforms, and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality and non‑disclosure agreements with other third parties.

Customers

We currently provide our registrar services to a network of more than 248,000 customers. We also generate revenue from advertising links placed on domain names owned by us and certain of our customers with whom we have revenue sharing arrangements. Revenue generated through our advertising service contract with our advertising network partner accounted for approximately 30% of our total revenue for 2016, compared to 39% for 2015.

Competition

The markets for domain name registration and web‑based services are intensely competitive. Our registry business competes with existing registry operators, including VeriSign, Afilias, the Public Interest Registry, country‑code TLD operators, and other new gTLD registry operators. We compete with these existing and new registry operators on the basis of price, market relevance, availability of high‑quality second-level domains, bundling with other TLDs, and availability of other registry‑related services, such as the Domain Protected Marks List. For our registrar business, we compete on a number of factors including price, customer service, reliability, available TLDs, and value‑added services, such as email and web hosting. Our principal competitors to our registrar business include existing registrars, such as GoDaddy, Web.com and 1 & 1, some of which have more extensive value‑added service offerings than we do, as well as new registrars who may enter the domain name registration business in the future.

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

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations and/or international domain names increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services in one or more countries or expose us or our employees to fines and penalties. For example, as a U.S.‑based entity, we are obligated to comply with the economic sanctions and regulations administered by the U.S. Treasury and the Office of Foreign Assets Control (“OFAC”). OFAC regulations prohibit U.S.‑based entities from entering into or facilitating transactions with, for the benefit of, or in some cases involving the property of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes, which could include transactions that provide a benefit that is received in an OFAC designated country. We may be subject to material fines, sanctions or other penalties if certain of our domain name customers register domain names in countries that are subject to U.S. sanctions and embargoes. Furthermore, the People’s Republic of China (the “PRC”) requires registry operators to, among other things, obtain a government-issued license in order to provide registry services to registrars located in the PRC. Additionally, some of the products and services we provide to customers globally may require approval under U.S. export law. As the list of products and countries requiring export approval expands or changes, government restrictions on the export of software and hardware products using encryption technology may grow and become an impediment to our growth in international markets. If we do not obtain required approvals or we violate applicable laws, we may not be able to provide some of our services in international markets and may be subject to fines and other penalties.

The registration of domain names generally is governed by rules and policies developed and implemented through ICANN. ICANN maintains contracts with domain name registrars and registries through which it enforces compliance with its Consensus Policies. While these policies do not constitute law in the United States or elsewhere, they have a significant influence on the operation and future of the domain name registration system, including the operations of both registrars and registries. The regulation of domain names in the United States and in foreign countries has evolved over the past two decades and may continue to change. ICANN and other quasi‑regulatory bodies and institutions could modify existing, or establish additional, requirements and policies for the registration of domain names, including those for previously registered domain names. In addition, ICANN and other institutions could adopt or promote policies, or adopt unfavorable unilateral changes to the terms of the registry agreements for new gTLDs, including gTLDs that are or have been delegated to us, which could impact how we operate our registrar and registry businesses or affect our competitive position. For example, Specification 9 of the form registry agreement for new gTLDs currently sets forth the guidelines for a vertically integrated company operating one or more registrars and one or more registries, and ICANN may materially change these guidelines or prohibit such vertical integration in the future.

In the third quarter of 2016, the U.S. Department of Commerce’s National Telecommunications and Information Agency (“NTIA”), which formerly oversaw ICANN’s management of the DNS, completed its transition of the IANA function to ICANN and its multi-stakeholder, private sector-led internet governance community. The NTIA no longer manages any aspect of the internet’s technical infrastructure.

Employees

As of December 31, 2016, we had approximately 250 employees. Following the eNom Divestiture, we had approximately 135 employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that relations with our employees are good.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Relating to Our Businesses

If we are unsuccessful in marketing and selling our gTLDs or there is insufficient consumer demand for our gTLDs, our future business and results of operations would be materially and adversely affected.

Our registry services business, which derives most of its revenue from registration fees for domain names, generates a significant portion of our revenue and margin. It is unclear what the ultimate market size or demand is or will be for the new gTLDs that we offer to the market. There can be no guarantees that consumers will demand or accept new gTLDs in general or our new gTLDs in particular.

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

As a new gTLD registry, we are subject to ICANN’s registry agreement and governing policies, which may change to our detriment.

We are required to enter into a registry agreement with ICANN (each, a “Registry Agreement”) for each new gTLD that we operate. To date, we have entered into 40 Registry Agreements. Of the 40 new gTLDs for which we are the registry operator, all of them have been delegated to us and inserted into the authoritative database for the internet, known as the “Root Zone.”

We face risks arising from our Registry Agreements with ICANN, including the following:

•

ICANN could adopt or promote policies, procedures or programs that in each case are inconsistent with our current or future plans, or that affect our competitive position. For example, each of the Registry Agreements contains guidelines for the operation of vertically integrated enterprises operating both a registrar and a registry. If ICANN were to materially change those guidelines or prohibit such vertical integration, such a change would materially and adversely affect our future growth, business and results of operations;

•	under certain circumstances, ICANN could terminate one or more of our Registry Agreements; and
•

ICANN has the right to increase the fees due from the registry operator under the Registry Agreements. The increase in these fees with respect to any gTLDs for which we act as the registry either must be included in the prices we charge to registrars or absorbed by us. If we absorb such cost increases or if increased prices to registrars act as a deterrent to registration, our profits may be adversely impacted.

If our customers do not renew their domain name registrations or if they transfer their existing registrations to our competitors and we fail to replace their business, our business would be adversely affected.

Our success depends in large part on our registry and registrar customers’ renewals of their domain name registrations. Our registry customer renewal rate for expiring domain name registrations was 56.3% and 58.6% for 2016 and 2015, respectively; 2014 was the year our registry services business launched. Our registrar customer renewal rate for expiring domain name registrations was 68.4%, 70.5% and 69.1% for 2016, 2015 and 2014, respectively. If we are unable to maintain our overall renewal rates for domain name registrations or if any decrease in our renewal rates, including due to transfers, is not offset by increases in new customer growth rates, our customer base and our revenue would likely decrease. This would also reduce the number of domain name registration customers to whom we could market our other higher margin services, which could further harm our revenue and profitability, drive up our customer acquisition costs and negatively impact our operating results. Any significant decline in renewals of domain name registrations not offset by new domain name registrations would likely have an adverse effect on our business, financial condition and results of operations.

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

•

legal, regulatory or other challenges could be brought, including challenges to the agreements governing our relationship with ICANN, or to the legal authority underlying the roles and actions of ICANN or us; and

•

the U.S. Congress or other legislative bodies in the United States could take action that is unfavorable to us or that influences customers to move their business from our services to those located outside the United States.

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

We have formed strategic alliances with certain business partners. For example, the gTLD acquisition process requires us to rely upon or negotiate and collaborate with independent third parties, including Donuts. We have also contracted to provide Donuts with registry back end infrastructure services.

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

We face significant competition from existing registrars and from new registrars that continue to enter the market. ICANN currently has over 2,900 registrars to register domain names in one or more of the gTLDs that it oversees. There are relatively few barriers to entry in this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain name registration market by competitive registrars and unaccredited entities that act as resellers for registrars, and the rapid growth of some competitive registrars and resellers that have entered the market, may make it difficult for us to maintain our current market share.

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

Our role as a registry and as a registrar of domain names and a provider of website hosting and other value‑added services may subject us to potential liability for illegal activities by domain name registrants on their websites. For example, allegations of liability have been made based on domain name registrants’ alleged violations of copyrights or trademarks of third parties. Plaintiffs may argue that we are responsible because we benefited from or participated in the infringing conduct. In addition, we may be embroiled in complaints and lawsuits which, even if ultimately resolved in our favor, add to our costs of doing business and may divert management’s time and attention.

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

•	the timing and success of new services and technology enhancements introduced by our competitors, which could impact both new customer growth and renewal rates;
•	the entry of new competitors in our markets;
•	our ability to keep our registrar and registry platforms and our domain name registration services operational at a reasonable cost and without service interruptions;
•	increased development expenses relating to new services;
•	the amount and timing of operating costs and capital expenditures related to the maintenance and changes to our services, operations and infrastructure;

•	our ability to identify acquisition targets and successfully integrate acquired businesses into our operations or our ability to efficiently scale our operations upon strategic divestitures;
•	our focus on long‑term goals over short‑term results;
•	any negative publicity or other actions which harm our brand;
•	federal, state or foreign regulation or legislation affecting our business; and
•	weakness or uncertainty in general political, economic or industry conditions.

It is possible that in one or more future quarters, due to any of the factors listed above, a combination of those factors or other reasons, our operating results may be below our expectations and the expectations of public market analysts and investors. Such an event could have a material adverse impact on the price of our shares.

Difficult political, economic and financial conditions could materially and adversely affect us.

The financial results of our business are both directly and indirectly dependent upon political and economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. Uncertainty about global political or economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values. Factors such as interest rates, availability of credit, inflation rates, changes in laws (including laws relating to taxation), trade barriers, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) could materially and adversely affect our business and investments, which could reduce our revenue, profitability and value of our assets. These factors may also adversely affect the business, liquidity and financial condition of our customers. In addition, periods of poor economic conditions could increase our ongoing exposure to credit risks on our accounts receivable balances. This could materially and adversely affect our business, financial condition and results of operations.

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

We may undertake acquisitions and divestitures that could entail significant execution, integration and operational risks.

From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. Any acquisitions and divestitures may present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and costs, assumptions of unknown liabilities and indemnities, and potential disputes with the buyers or sellers. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected.

On January 20, 2017, we completed the eNom Divestiture. There is no assurance that we will be able to realize the intended benefits of the transaction. The eNom Divestiture could also cause disruptions in our business, including potential adverse reactions or changes to business relationships and competitive responses to the transaction. Declines in our sales, earnings and cash flows as a result of the divestiture could also result in future asset impairments (including goodwill) and we also may be unable to fully recover the corporate overhead costs previously allocated to the eNom business through the pricing of our products and services in future periods. The anticipated benefits of the transaction may also be reduced by potential liabilities related to post-closing adjustments and indemnities. Any of the foregoing could adversely affect our business, financial condition and results of operations.

Restructuring and streamlining our business, including implementing reductions in workforce, discretionary spending, and other expense reductions, may materially harm our businesses.

We have in the past found and may in the future find it advisable to take measures to streamline operations and reduce expenses, including, without limitation, reducing our workforce or discontinuing or divesting products or businesses. For example, we effected a reduction in force in connection with the eNom Divestiture resulting in pre-tax restructuring costs of approximately $0.5 million to $0.6 million for employee termination benefits and related costs and between $0.1 million and $0.2 million in other pre-tax restructuring charges. We may also incur liabilities from these measures, including liabilities from termination or assignment of contracts, potential failure to meet obligations due to loss of employees or resources, and resulting litigation. Such effects from restructuring and streamlining could have a materially negative impact on our business, financial condition and financial results.

The historical financial information presented in this annual report may not be a reliable indicator of our future results.

The historical financial data that we have included in this annual report may not necessarily reflect what our financial position, results of operations or cash flows will be in the future, even taking into account that our historical eNom registrar business is reported in this annual report as discontinued operations. The historical financial statements included in this annual report were prepared on the basis of assumptions derived from available information that we believed to be reasonable. However, these assumptions may change or may be incorrect, and actual results may significantly differ. Significant changes have and will continue to occur in our cost structure, financing and business operations following the eNom Divestiture.

We and Tucows provide one another with certain services under a transition services agreement that may require us to divert resources from our business, which in turn may negatively impact our business, financial condition and results of operations.

In connection with the eNom Divestiture, we and Tucows entered into a transition services agreement under which each party will compensate the other for the provision of various services to the other party for specified periods beginning on January 20, 2017. For services on which we rely upon Tucows, including services relating to information technology, we cannot assure you that these services will be performed as efficiently or proficiently as they were prior to the eNom Divestiture. When Tucows ceases to provide services pursuant to the transition services agreement, our costs of procuring those services from third parties may increase. In addition, we may not be able to replace these services in a timely manner or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those under the transition services agreement. Furthermore, the personnel performing services for Tucows under the transition services agreement are employees and/or independent contractors of ours. In the course of performing our obligations under the transition services agreement, we will allocate certain of our resources, including assets and attention of our management and personnel for the benefit of Tucows’ business, which may negatively impact our business, financial condition and results of operations.

We are obligated to indemnify Tucows for specified matters related to the eNom Divestiture and maintain unrestricted cash to cover our indemnification obligations.

Under the stock purchase agreement related to the eNom Divestiture, we will indemnify Tucows against losses arising from, among other things, breaches of representations and warranties, breaches of covenants, any pre-closing taxes, any unpaid debt or transaction expenses and certain other specified matters. In addition, we are required to maintain unrestricted cash and cash equivalents of at least $8,350,000 until September 20, 2017, which amount will be reduced to $6,350,000 thereafter until January 20, 2018, and further reduced to $5,350,000 thereafter until April 20, 2018, subject to certain conditions set forth in the stock purchase agreement. Accordingly, these indemnification obligations could be substantial and could have an adverse effect on our results of operations, cash flows and financial position.

We are bound by covenants contained in our credit facility that may restrict our ability to pursue our business strategies, and the financing incurred under our credit facility could adversely affect our liquidity and financial condition.

On January 20, 2017, we fully paid off the outstanding draw on our revolving line of credit with Silicon Valley Bank in connection with the eNom Divestiture. The availability period for revolving loans under our credit facility is currently suspended until we satisfy certain conditions, including delivery of financial projections after giving effect to the eNom Divestiture. During this period of suspension, we are still required to comply with the covenants, other than certain liquidity financial covenants, under our credit facility.

Our credit facility requires us to comply with various covenants that limit our ability, among other things, to:

•	incur additional indebtedness;
•	grant additional liens;
•	make investments;
•	complete mergers or acquisitions;
•	dispose of assets;
•	pay dividends, redeem or repurchase stock; and
•	engage in transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies. In addition, our credit facility includes financial covenants. Our revolving credit facility with Silicon Valley Bank (“SVB Credit Facility”) currently requires us to maintain a minimum liquidity ratio. Once the lending commitments are reinstated, we will also be required to maintain a minimum consolidated EBITDA and a maximum consolidated net leverage ratio. Our failure to comply with any covenants in the SVB Credit Facility, including any of the financial covenants, could result in an event of default. Our ability to satisfy our financial covenants under our credit facility depends upon our ability to generate cash flows. Our ability to generate cash flows, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors that are beyond our control. There is no assurance that our business will generate sufficient cash flows from operations in an amount sufficient to enable us to meet our and financial covenants under our credit facility. If we are not able to generate sufficient cash flows from operations to service our obligations under our credit facility, we may need to refinance or restructure our credit facility, sell assets, reduce or delay capital investments, or seek to raise additional capital.

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

Any of these events could have a material adverse effect on our business, financial condition and results of operations.

The availability of our revolving line of credit is currently suspended. We may need additional funding to meet our obligations and to pursue our business strategy. Additional funding may not be available to us and our financial condition could therefore be adversely affected.

The availability of borrowings under our credit facility is currently suspended following the divestiture of eNom until we satisfy certain conditions, including delivery of financial projections after giving effect to the eNom Divestiture. We may be unable to meet such conditions or satisfy them in a timely fashion to permit us to pursue certain opportunities. To the extent we do not maintain a sufficient amount of cash received from the eNom Divestiture or generate sufficient cash from operations, we will need to raise additional funds through public or private debt or equity financings to meet our ongoing obligations and to execute our growth strategy, which may include the selective acquisition of additional new gTLDs, domain names and technologies as well as other registry and registrar services providers. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. If we raise additional funds by issuing equity or certain types of convertible debt securities, dilution to the holdings of our existing stockholders may result. If we raise debt financing, we will incur interest expense and the terms of such debt may be at unfavorable rates and could require the pledge of assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business.

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

We have received and rejected unsolicited, non-binding proposals to purchase certain of our new gTLD assets, including from entities associated with our activist stockholders and other entities in the domain name industry. For example, on June 24, 2016, Donuts sent us a letter containing an unsolicited proposal to acquire our registry business for $70 million in an all-cash transaction, which Donuts made public on the same day. After comprehensive evaluation and review, our board of directors rejected the proposal, concluding that it substantially undervalued our registry business and our future growth prospects and was not in the best interests of Rightside’s stockholders. In addition, we have received and rejected various other unsolicited, non-binding proposals to purchase certain of our new gTLD assets. The uncertainty regarding future actions of these and other third parties may disrupt our business, having a negative effect on our business operations, financial condition, or results of operations. Responding to these offers has been, and may continue to be, a distraction for management and employees, and has required and may continue to require, us to incur additional expenses and costs.

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

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (e.g., co‑location providers for data servers, storage devices, including cloud-based storage, or our registry DNS services provider for our registry and network access) could result in interruptions in our service, which could reduce our revenue and profits, and damage our brand. Our systems are also vulnerable to damage or interruption from natural disasters, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. We have experienced a number of computer distributed denial of service attacks which have forced us to shut down certain of our websites, including www.name.com, and future denial of service attacks may cause all or portions of our websites to become unavailable. In addition, some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break‑ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning is currently underdeveloped and does not account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service. In addition to dedicated data centers, certain of our products are also cloud-based, and the amount of customer data stored on our servers has increased as our business has grown. Despite implementing security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other internet users who attempt to invade or disrupt public and private data networks.

Furthermore, third-party service providers may experience an interruption in operations or cease operations for any reason. For example, Root Zone servers are administered and operated by a number of independent operators on a non‑regulated basis. Root Zone servers are name servers that contain authoritative data for the very top of the DNS hierarchy. These servers have the software and data needed to locate name servers that contain authoritative data for the TLDs. These Root Zone servers are critical to the functioning of the internet. Consequently, our registry services business could be harmed if any of the independent operators fails to include or provide accessibility to the data that it maintains in the Root Zone servers that it controls, or if it or any of the third parties routing internet communications presents inconsistent data for the TLDs or DNS generally. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third-party providers for components of our technology platform, such as hardware and software providers and DNS services. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business, financial condition and results of operations.

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

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions such as proxy contests, financial or operational restructuring, or sales of assets or the entire company. We have recently seen some investors increase their ownership positions in our common stock and initiate communications with us. For example, J. Carlo Cannell, the managing member of Cannell Capital LLC and the general partner of Tonga Partners, L.P. (collectively, “Cannell”), filed a Schedule 13D in February 2017 reporting ownership of approximately 8.78% of our common stock. Cannell has engaged in discussions with our management, our board of directors and others, and publicly filed communications relating to strategic and operational opportunities for us, including discussion regarding potential director candidates for director elections.

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

With regard to transfers of personal data, as such term is used in the European Union, or EU Data Protection Directive and applicable EU member state legislation, from European customers to the U.S., we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce and the European Union and Switzerland. The U.S.-EU Safe Harbor Framework, which, together, with the U.S.-Swiss Safe Harbor Framework, established the means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in October 2015 by the ECJ Ruling. As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, which was formally adopted on July 12, 2016. We have completed all necessary steps to self-certify to the EU-U.S. Privacy Shield and our registry and registrar privacy policies have been updated to reflect the changes mandated by the EU-US Privacy Shield regulations.

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

Due to the global nature of the internet, it is possible that, although our services and the internet transmissions related to them typically originate in California, Nevada, and Washington, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce. New or revised international, federal, state or local tax regulations may subject our customers or us to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations and discourage the registration or renewal of domain names for e‑commerce.

We may in the future record further significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. Based on our assessment, we recorded a valuation allowance against our domestic deferred tax assets for the year ended December 31, 2016. The eNom Divestiture removed a large portion of our deferred tax liabilities resulting in the need for a larger valuation allowance from continuing operations than would have been required on a consolidated basis. We will continue to assess the need for an additional valuation allowance in the future, which could have a material adverse impact on our financial condition and results of operations.

Risks Relating to the Separation

We are bound by a number of agreements, including the Employee Matters Agreement, Separation and Distribution Agreement and the Tax Matters Agreement, that we entered into with Demand Media in connection with the Separation.

In connection with our August 2014 separation (the “Separation”) from Demand Media, Inc., now known as Leaf Group Ltd (“Demand Media”), we entered into a number of agreements with Demand Media that govern our ongoing relationships.

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

The Tax Matters Agreement governs our and Demand Media’s respective rights, responsibilities and obligations with respect to taxes. Taxes relating to or arising out of the failure of the Separation to qualify as a tax-free transaction for U.S. federal income tax purposes will be borne by Demand Media and us in proportion to Demand Media's and our respective fair market values as of the date of the Separation, except, in general, if such failure is attributable to our action or Demand Media’s action, as the case may be, or certain transactions involving our stock or the stock of Demand Media, as the case may be, in which event the resulting liability will be borne in full by us or Demand Media, respectively.

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

The historical financial data that we have included in this annual report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the periods prior to the Separation on August 1, 2014, or those that we will achieve in the future. The costs and expenses reflected in our historical financial data include an allocation for certain corporate functions historically provided by Demand Media, including legal, information technology, financial systems, human resources, accounting and equity administration services, that may be different from the comparable expenses that we would have incurred had we operated as a stand‑alone company prior to August 1, 2014. Our historical financial data does not reflect changes that occurred in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and requirements. Accordingly, the historical financial data presented in this report should not be assumed to be indicative of what our financial condition or results of operations actually would have been as an independent, publicly-traded company nor to be a reliable indicator of what our financial condition or results of operations actually may be in the future.

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

We cannot predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate significantly, depending on many factors, some of which are beyond our control, including but not limited to:

•	actual or anticipated fluctuations in our quarterly or annual financial condition and operating performance;
•	the operating and stock price performance of similar companies;
•	conditions and trends in the domain name industry, or e-commerce markets;
•	a shift in our investor base;
•	introduction of new services by us or our competitors;
•	success or failure of our business strategy;
•	our ability to obtain financing as needed;

•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	the overall performance of the equity markets;
•	repurchases of our common stock pursuant to our share repurchase program;
•	the number of shares of our common stock publicly owned and available for trading;
•	threatened or actual litigation or governmental investigations;
•	changes in laws or regulations affecting our business, including tax legislation;
•

announcements of significant acquisitions or dispositions, impairment charges, changes in or loss of material contracts and relationships, or other business developments by us, our partners, or our competitors;

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

As of December 31, 2016, we had $70.9 million of goodwill, representing approximately 23% of our total assets as of such date. In accordance with GAAP, we conduct an impairment analysis of our goodwill annually and at such other times when events or changes in circumstances occur, which would indicate potential impairment. Significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows may result in us having to take impairment charges against goodwill. If we determine significant impairment of our goodwill, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

We cannot guarantee that purchases of our common stock pursuant to our share repurchase program will enhance stockholder value and share repurchases may affect the value of our common stock and diminish our cash reserves.

In February 2017, our board of directors authorized a share repurchase program. Under the program, we are authorized to repurchase up to $50 million of our outstanding common stock through February 2019.

The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases will depend upon several factors, including market and business conditions, the trading price of our common stock, the nature of other investment opportunities and other factors. The repurchase program may be limited, suspended or discontinued at any time without prior notice. Repurchases pursuant to the share repurchase program could affect the market price of our common stock at that time and could potentially reduce the market liquidity of our common stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

There can be no assurances that we will be successful in investing the proceeds of the eNom Divestiture.

We received approximately $76.7 million in cash from the eNom Divestiture. We are evaluating future investment opportunities and uses for our cash. We may in the future elect to acquire another entity or invest the net proceeds from the eNom Divestiture in such manner as is determined by our board of directors and management.  We will incur operating expenses, resulting from overhead and professional fees, while we are searching for appropriate opportunities to invest the proceeds of the eNom Divestiture. In February 2017, we announced a share repurchase program to repurchase up to $50 million of our outstanding common stock through February 2019. We have not repurchased any shares pursuant to our share repurchase program, and there is no obligation to repurchase any specific dollar amount. These uses of proceeds could impair the Company’s future financial growth. We may not be successful in these investments or any other use of proceeds that our board of directors may determine.

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

We expect that the trading market for our common stock will be affected by research or reports that securities or industry analysts publish about us or our business. One analyst recently ceased coverage of us, leaving one analyst that currently covers us. If this analyst ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which may cause our stock price and trading volume to decline. If the analyst who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline.

We are an “Emerging Growth Company” and cannot be certain if reduced reporting requirements applicable to “Emerging Growth Companies” will make our common stock less attractive to investors.

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

For as long as we are an “Emerging Growth Company,” which may be up to five full fiscal years ending December 31, 2019, if we elect to take advantage of applicable JOBS Act provisions, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), such as requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation or (6) hold nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be materially and adversely affected and more volatile.

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

Because we are an “Emerging Growth Company” under the JOBS Act, our independent auditors are not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act. If, once we are no longer an “Emerging Growth Company,” our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock, could decline.

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

We do not own any real estate. We lease an approximate 41,000 square‑foot facility for our headquarters in Kirkland, Washington, of which approximately 20,500 square feet is subleased to eNom in connection with the eNom Divestiture. In addition, we lease offices in Denver, Colorado, and offices for our international operations in Dublin, Ireland, Beijing, China and Ottawa, Canada. We also lease space in large data centers in other locations in North America and Europe. We believe our current and planned offices and data centers will be adequate for the foreseeable future.

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

	High	Low
Year Ended December 31, 2016
First Quarter	$9.42	$7.16
Second Quarter	10.82	8.15
Third Quarter	12.85	7.80
Fourth Quarter	9.41	7.17
Year Ended December 31, 2015
First Quarter	$10.38	$6.49
Second Quarter	10.27	6.52
Third Quarter	8.15	6.05
Fourth Quarter	8.91	7.14

Holders of Record

As of March 2, 2017, our common stock was held by 40 stockholders of record and there were 19,639,505 shares of common stock outstanding. Stockholders of record do not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, our credit facility includes covenants that restrict our ability to pay dividends, and any future debt instruments may similarly restrict our ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during the year and quarter ended December 31, 2016. In February 2017, we announced that our board of directors authorized a stock repurchase program of up to $50 million of the Company’s outstanding common stock, effective immediately. The stock repurchase program will be in place for up to 24 months.

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

The graph compares the cumulative total return of our common stock for the period starting on August 1, 2014, the date of our separation from Demand Media, and ending on December 31, 2016, with that of the NASDAQ Global Market Composite and RDG Internet Composite Index over the same period. The graph assumes that the value of the investment was $100 on August 1, 2014, and that all dividends and other distributions were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Equity

During 2016, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

The statements of operations data for 2016, 2015 and 2014, as well as the balance sheet data as of December 31, 2016 and 2015, are derived from our audited financial statements that are included elsewhere in this report. The statements of operations data for 2013 and 2012, as well as the balance sheet data as of December 31, 2014, 2013 and 2012, are derived from financial statements not included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

On January 20, 2017, we completed the divestiture (the “eNom Divestiture”) of eNom, Incorporated (“eNom”), our wholly-owned registrar, to Tucows Inc. The assets, liabilities and results of operations of eNom are reported as discontinued operations for all periods presented since the sale of eNom represents a strategic shift that had a major effect on Rightside’s operations and financial results. Accordingly, the operating results for eNom have been presented as discontinued operations for all periods presented in the statements of operations, and the related balance sheet data has been classified in its entirety within current assets and current liabilities for all periods presented.

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

	Year ended December 31,
Statement of Operations Data	2016	2015	2014	2013	2012
Revenue	$62,124	$57,429	$43,042	$43,632	$33,321
Cost of revenue (excluding depreciation and amortization)	37,115	36,506	29,912	23,586	13,199
Sales and marketing	8,066	8,519	6,216	6,730	5,525
Technology and development	10,633	12,719	12,210	9,119	8,372
General and administrative	19,643	19,204	19,885	22,449	17,543
Depreciation and amortization	12,660	12,993	11,894	10,723	9,511
Gain on other assets, net	(853)	(9,403)	(22,103)	(4,232)	—
Interest expense	4,297	4,922	1,988	—	—
Loss on debt extinguishment	4,257	—	—	—	—
Other expense (income), net	12	18	(1,196)	58	64
Loss from continuing operations before income tax	(33,706)	(28,049)	(15,764)	(24,801)	(20,893)
Income tax expense (benefit)	7,345	(8,178)	(8,360)	(6,413)	(8,370)
Loss from continuing operations	$(41,051)	$(19,871)	$(7,404)	$(18,388)	$(12,523)
Income from discontinued operations, net of income tax	7,401	8,547	5,546	$7,685	$11,534
Net loss	$(33,650)	$(11,324)	$(1,858)	$(10,703)	$(989)

Basic (loss) income per share attributable to common stockholders:
Continuing operations	$(2.12)	$(1.05)	$(0.40)	$(1.00)	$(0.68)
Discontinued operations	$0.38	$0.45	$0.30	$0.42	$0.63
Basic (loss) income per share	$(1.74)	$(0.60)	$(0.10)	$(0.58)	$(0.05)
Diluted (loss) income per share attributable to common stockholders:
Continuing operations	$(2.12)	$(1.05)	$(0.40)	$(1.00)	$(0.68)
Discontinued operations	$0.38	$0.45	$0.30	$0.42	$0.63
Diluted (loss) income per share	$(1.74)	$(0.60)	$(0.10)	$(0.58)	$(0.05)

Weighted average number of shares outstanding:
Basic	19,308	18,867	18,452	18,413	18,413
Diluted	19,308	18,867	18,452	18,413	18,413

	As of December 31,
Balance Sheet Data	2016	2015	2014	2013	2012
Cash and cash equivalents	$31,922	$45,095	$49,743	$66,833	$40,593
Deferred registration costs	10,657	10,093	8,491	7,724	19
Total assets	304,188	337,931	334,851	315,207	276,312
Deferred revenue	23,904	20,895	16,512	9,457	522
Debt	12,800	23,201	25,105	—	—
Total liabilities	189,605	194,644	186,006	142,451	131,685
Total stockholders' equity	114,583	143,287	148,845	172,756	144,627

The following reconciliation of Net loss to Adjusted EBITDA should be read in conjunction with our discussion of Non-GAAP financial measures within the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands):

	Year ended December 31,
Net Loss to Adjusted EBITDA	2016	2015	2014	2013	2012
Net loss	$(33,650)	$(11,324)	$(1,858)	$(10,703)	$(989)
Add (deduct):
Income tax expense (benefit)	11,809	(2,314)	(1,328)	(944)	(162)
Gain on sale of marketable securities	—	—	(1,362)	—	—
Gain on other assets, net	(2,153)	(9,403)	(22,103)	(4,232)	—
Loss on debt extinguishment	4,257	—	—	—	—
Interest expense	4,297	4,922	1,988	—	—
Depreciation and amortization	16,023	16,428	15,441	14,382	13,495
Stock-based compensation expense	6,649	6,296	5,836	9,463	10,112
Acquisition and realignment costs	564	202	294	31	—
Transaction-related advisory and consulting fees	1,416	—	—	—	—
Adjusted EBITDA	$9,212	$4,807	$(3,092)	$7,997	$22,456

The following reconciliation of Loss from continuing operations to Adjusted EBITDA from continuing operations should be read in conjunction with our discussion of Non-GAAP financial measures within the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands):

	Year ended December 31,
Loss from Continuing Operations to Adjusted EBITDA from Continuing Operations	2016	2015	2014	2013	2012
Loss from continuing operations	$(41,051)	$(19,871)	$(7,404)	$(18,388)	$(12,523)
Add (deduct):
Income tax expense (benefit)	7,345	(8,178)	(8,360)	(6,413)	(8,370)
Gain on sale of marketable securities	—	—	(1,362)	—	—
Gain on other assets, net	(853)	(9,403)	(22,103)	(4,232)	—
Loss on debt extinguishment	4,257	—	—	—	—
Interest expense	4,297	4,922	1,988	—	—
Depreciation and amortization	12,660	12,993	11,894	10,723	9,511
Stock-based compensation expense	5,828	5,526	5,289	8,916	9,527
Acquisition and realignment costs	314	119	156	—	—
Adjusted EBITDA from continuing operations	$(7,203)	$(13,892)	$(19,902)	$(9,394)	$(1,855)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Item 1A. Risk Factors” and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. You should read the following discussion and analysis together with the audited financial statements and the related notes to those statements included elsewhere in this report. Throughout this discussion and analysis we refer to our years ended December 31, 2016, 2015, and 2014, as “2016,” “2015” and “2014.”

Overview

As a leading provider of domain name services, we enable businesses and consumers to find, establish, and maintain their digital address—the starting point for connecting with their online audience. Millions of digital destinations, and businesses and consumers rely upon our comprehensive platform for the discovery, registration, usage and monetization of domain names. As a result, we are a leader in the multi‑billion dollar domain name services industry, with a complete suite of services that our customers use as the foundation to build their entire online presence.

On January 20, 2017, we completed the divestiture (the “eNom Divestiture”) of eNom, Incorporated (“eNom”), our wholly-owned registrar services business, to Tucows Inc. (“Tucows”). eNom’s registrar services business provides infrastructure services that enable a network of active resellers to offer domain name registration services to their customers. As part of the eNom Divestiture, Tucows also acquired eNom’s interest in its joint venture with Web.com for NameJet, LLC (“NameJet”), which offers domain name auction services to consumers. All references made to financial data, non-financial metrics and our business in this Annual Report on Form 10-K are to the Company’s continuing operations (after giving effect to the eNom Divestiture), unless specifically noted. eNom’s revenue was $155.8 million for 2016. See Note 3—Business Divestiture within the accompanying consolidated financial statements for additional information.

We are a leading domain name registry with a portfolio of 40 gTLDs acquired from ICANN’s New gTLD Program. To date, we have launched all 40 of our gTLDs into the market, including .LIVE, .NEWS, and .ROCKS. Our registry services business continues to build a diverse distribution network of over 135 ICANN accredited registrars, including Name.com, eNom and GoDaddy, as well as other complementary distribution partners such as website builders and email service providers that offer our gTLD domain names to businesses and consumers. Furthermore, our distribution network includes registrars and other partners in international markets, positioning our company to capture additional sales on a global scale. In addition to operating our own registry, we provide technical back-end infrastructure services to Donuts, a third-party operator of new gTLDs (collectively with the New gTLD Program, our “gTLD Initiative”).

Our retail registrar, Name.com, directly offers domain name registration services to more than 248,000 consumers and businesses worldwide. As of December 31, 2016, we had approximately 2.1 million domain names under management. Our domain name registration and related services, as well as our developed proprietary tools and services enable us to identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of domain names as well as for our customers’ domain names.

The combination of our registry and registrar services businesses makes us a leading provider of end-to-end domain name services. This uniquely positions us to capitalize on the New gTLD Program because we can distribute owned and third-party gTLDs through our retail registrar brand, Name.com, and our third-party registrar distribution channel.

We generate revenue through domain name registration subscriptions, including registrations of domain names for our owned gTLDs, and related value-added services. We also generate revenue from advertising on, and from the sale of, domain names that are registered to our customers or ourselves. Our business model is characterized by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow. We had revenue of $62.1 million, net loss of $33.7 million and Adjusted EBITDA of $9.2 million for 2016; compared to revenue of $57.4 million, net loss of $11.3 million and Adjusted EBITDA of $4.8 million for 2015.

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

We had agreements with Demand Media that impacted our results of operations and financial condition. This included a Transition Services Agreement (the “TSA”) and Tax Matters Agreement. Under the TSA, Demand Media provided us with certain financial, administrative, and accounting-related support and systems. The transition services were completed in February 2016.

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

Full Year 2016 Highlights

Below are our key highlights as of and for the year ended December 31, 2016. All comparisons are relative to the fiscal full year 2015.

•	Total revenue was $62.1 million compared to $57.4 million.
•	Registry services revenue increased 40% to $11.8 million from $8.4 million.
•	Registrar services revenue increased 17% to $29.1 million from $24.9 million.
•	Net loss was $33.7 million compared to $11.3 million.
•	Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), a non-GAAP financial measure, was $9.2 million compared to $4.8 million.
•	Cash and cash equivalents were $31.9 million.
•	Fully repaid and extinguished our term loan credit facility with Tennenbaum Capital Partners LLC on November 7, 2016.
•	$12.8 million draw on the revolving credit facility with Silicon Valley Bank on November 4, 2016.

Opportunities, Challenges and Risks

Our revenue is derived from domain name registrations and related value‑added service subscriptions from our retail customers of our registrar platform, as well as from our Aftermarket and other services business. Over the past few years our revenue growth has been driven by strong growth in Name.com, our leading retail registrar, and significant growth from our Registry services business since launch in the first quarter of 2014. Going forward, we expect growth in our Registry services business as we narrow our focus on this faster growing, stronger margin and more profitable business.

Growth in revenue from our Registrar services business is dependent upon our ability to attract retail customers to our registrar platform, to sustain those recurring revenue relationships by maintaining consistent domain name registration and value‑added service renewal rates and to grow those relationships through competitive pricing on domain name registrations, differentiated value‑added services and customer service offerings. We also generate advertising revenue through our monetization platform for websites or domain names that we or our customers own. Going forward, we expect downward pressure on the revenue associated with these websites as we continue to see low traffic and advertising yields in the marketplace.

We received returns of deposits of $3.1 million, and made payments and deposits of $9.7 million and $32.0 million during 2016, 2015 and 2014, respectively, for gTLD applications under the New gTLD Program. These payments and deposits represent amounts paid directly to ICANN and third parties in the pursuit of certain exclusive gTLD operator rights. We capitalize payments made for gTLD applications and other acquisition related costs, and include them in other long‑term assets and intangible assets on the balance sheets. As part of the New gTLD Program, we have received partial cash refunds for certain gTLD applications and to the extent we elect to sell or withdraw certain gTLD applications throughout the process, we will continue to incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, gTLD application fees and other acquisition-related costs are reclassified as finite‑lived intangible assets and amortized on a straight‑line basis over their estimated useful life. We expense as incurred other costs incurred as part of this gTLD Initiative and not directly attributable to the acquisition of gTLD operator rights.

Our cost of revenue, which is the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue. With the recent revenue growth coming from the sales of our higher margin Registry services business and the realization of pricing optimization initiatives launched in early 2016, our cost of revenue as a percentage of revenue has decreased in 2016 compared to 2015.

Our marketing expense has grown in recent years as we have promoted our Name.com retail registrar and the New gTLD Program. Marketing activity primarily flows through our sales and marketing expense line item. Although to the extent that our registry offers performance incentive rebates or other business incentives to our partners, those incentives are recognized as a reduction to revenue.

Over the long term, we expect our overall revenue to increase as the Registry services business becomes a larger contributor to our overall revenue mix. In addition, we are driving initiatives in the area of price optimization and other operating cost reduction programs that we believe will further expand our direct profit in the Registrar services business.

Key Operating Metrics

We review a number of business metrics, including the following key metrics, to evaluate our Registry and Registrar services businesses, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions.

We believe the following measures are the primary indicators of our performance:

•	Domain: We define a domain as an individual domain name registered by a third-party customer on Rightside’s registry or registrar platform for which Rightside has begun to recognize revenue.
•

Average revenue per domain (“ARPD”): We calculate Registry ARPD by dividing Registry services revenue for a period by the average number of domains registered on Rightside’s registry platform in that period. We calculate Registrar ARPD by dividing Registrar services revenue for a period by the average number of domains registered on Rightside’s registrar platform in that period. ARPD for partial year periods is annualized.

•	Renewal rate: We define the renewal rate as the percentage of domain names on our registry or registrar platform that are renewed after their original term expires.

Registry Services Metrics

The following table sets forth performance highlights of key business metrics for our Registry services for the periods presented (in thousands, except for per domain and percentage data):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
End of period domains	565	401	149	40.9%	169.1%
Average revenue per domain	$24.40	$30.69	$25.76	-20.5%	19.1%
Renewal rate	56.3%	58.6%	N/A

Registrar Services Metrics

The following table sets forth performance highlights of key business metrics for our Registrar services for the periods presented (in millions, except for per domain and percentage data):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
End of period domains	1.9	1.8	1.6	5.6%	12.5%
Average revenue per domain	$15.84	$14.46	$13.20	9.5%	9.5%
Renewal rate	68.4%	70.5%	69.1%

Average Revenue per Domain

The Registry average revenue per domain for 2016 decreased 20.5% to $24.40 from $30.69 in 2015. The Registry average revenue per domain for 2015 increased 19.1% to $30.69 from $25.76 in 2014. The increase in 2015 was driven primarily by premium sales and launch related fees.

The Registrar average revenue per domain for 2016 increased 9.5% to $15.84 from $14.46 in 2015. The Registrar average revenue per domain for 2015 increased 9.5% to $14.46 from $13.20 in 2014. The increase was primarily due to our profitability initiatives, as well as an increasing mix of higher margin new gTLDs, which have an average selling price approximately two to three times that of legacy gTLDs.

Renewal Rate

The Registry renewal rate for 2016 was 56.3% compared to 58.6% in 2015. The decrease was primarily due to promotional units renewing at a lower rate.

The Registrar renewal rate for 2016 was 68.4% compared to 70.5% in 2015. The decrease was primarily driven by churn of customers with higher domains under management.

Components of Results of Operations

Revenue

Our revenue is principally comprised of registration fees charged to businesses and consumers in connection with new, renewed and transferred domain name registrations, including registrations of domain names for our own gTLDs. In addition, our registrar also generates revenue from the sale of other value‑added services that are designed to help our customers easily build, enhance and protect their domain names, including security services, email accounts and web hosting, and the performance of services for registries. Finally, we generate advertising and domain name sales revenue as part of our aftermarket service offering. We generate this aftermarket revenue on domain names that we own, as well as by providing these services to third parties. Our revenue varies based upon the number of domain names registered or utilizing our aftermarket service offerings, the rates we charge our customers, our ability to sell value‑added services, our ability to sell domain names from our portfolio, and the monetization we are able to achieve through our aftermarket service offerings. Performance incentive rebates and certain other business incentives are recognized as a reduction in revenue. We primarily market our retail registration services under our Name.com brand.

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

Costs and Expenses

Cost of Revenue

Cost of revenue consists primarily of direct costs we incur with selling an incremental product to our customers. Substantially all cost of revenue relates to domain name registration costs, payment processing fees, third-party commissions and customer care. Similar to our billing practices, we pay domain costs at the time of purchase, but recognize the costs of service ratably over the life of the registration. Customer care expense represents the costs to consult, advise and service our customers’ needs. Customer care expenses primarily consist of personnel-related costs (including stock-based compensation expense) and are expensed as incurred. We expect cost of revenue to decrease in absolute dollars in future periods as we experience continued downward pressure on the revenue from our domain name monetization platform. Domain name costs include fees paid to the various domain registries and ICANN. We prepay these costs in advance for the life of the registration. The terms of registry pricing are established by an agreement between registries and registrars. Cost of revenue may increase or decrease as a percentage of total revenue, depending on the mix of products sold in a particular period and the sales and marketing channels used.

Sales and Marketing

Sales and marketing consists primarily of sales and marketing personnel-related costs (including stock-based compensation expense), sales support, advertising, marketing and general promotional expenditures. We anticipate that our sales and marketing expenses will decline in the near term as a percent of revenue as we realize the benefits of restructuring from the eNom Divestiture.

Technology and Development

Technology and development consists primarily of costs associated with creation, development and distribution of our products and websites. These expenses primarily consist of personnel-related costs (including stock-based compensation expense) associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in future headcount and global infrastructure footprint. We anticipate that our technology and development expenses will decline in the near term as a percent of revenue as we realize the benefits of restructuring from the eNom Divestiture.

General and Administrative

General and administrative consists primarily of personnel-related costs (including stock-based compensation expense) from our executive, legal, finance, human resources and information technology organizations and facilities‑related expenditures, as well as third-party professional fees, and insurance expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. We anticipate that our general and administrative expenses will decline in the near term as a percent of revenue as we realize the benefits of restructuring from the eNom Divestiture.

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

Interest Expense

Interest expense consists primarily of interest expense on our credit facilities. Interest expense includes amortization of deferred financing costs and debt discount. We expect interest expense to significantly decrease in the near term, as we extinguished our debt and reduced our outstanding letters of credit. Please refer to Note 9—Debt and Note 10—Commitments and Contingencies within the accompanying consolidated financial statements for information on the extinguishment of this debt.

Other (Income) Expense, Net

Other (income) expense, net, consists primarily of realized gains related to the sale of marketable securities, transaction gains and losses on foreign currency‑denominated assets and liabilities and interest income.

Income Tax Expense (Benefit)

We are subject to income taxes principally in the United States, and certain other countries where we have a legal presence, including Ireland, Canada and Cayman Islands. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on foreign statutory rates, and our effective tax rate could fluctuate accordingly.

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

Basis of Presentation

Refer to Note 1—Company Background and Basis of Presentation within the accompanying consolidated financial statements for information on our basis of presentation.

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

Domain Name Registration Fees

We recognize revenue from registration fees charged to third parties in connection with new, renewed and transferred domain name registrations on a straight‑line basis over the registration term, which ranges from one to ten years. We record payments received in advance of the domain name registration term in deferred revenue in our balance sheets. The registration term and related revenue recognition commences once we confirm that the requested domain name has been recorded in the appropriate registry under accepted contractual performance standards. We defer the associated direct and incremental costs, which principally consist of registry and ICANN fees, and expense them as costs of revenue on a straight‑line basis over the registration term. Deferred costs are recorded as assets on our consolidated balance sheets.

Our business includes Name.com, an ICANN accredited registrar. Thus, we are the primary obligor with our retail registrant customers and are responsible for the fulfillment of our registrar services to those parties. As a result, we report revenue in the amount of the fees we receive directly from our retail registrant customers.

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

Domain Name Sales

Domain name sales revenue represents proceeds received from selling domain names from our portfolio, as well as proceeds received from selling domain names that are not renewed by customers of our registrar platform. Domain name sales are primarily conducted through our direct sales efforts as well as through third-party auction platforms. While certain domain names sold are registered on our registrar platform upon sale, we have determined that sales revenue and related registration revenue represent separate units of accounting. Because the domain name has value to the customers on a stand‑alone basis, where a customer could resell it separately, without the registration service, there is objective and reliable evidence of the fair value of the registration service and no general rights of return. We evaluated each deliverable, domain name sale and domain name registration, to determine whether vendor‑specific objective evidence (“VSOE”) or third‑party evidence of selling price (“TPE”) existed in order to determine the selling price for each unit of accounting.

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

For sales of domain names generated through third-party auction platforms, we recognize revenue net of auction service fee payments.

Intangible Assets

Registration and Acquisition Costs of Monetized Domains

We capitalize the initial registration and acquisition costs of our monetized domain names, and amortize these costs over the expected useful life of the underlying domain name on a straight‑line basis, which approximates the estimated pattern in which the underlying economic benefits are consumed. The expected useful lives of the monetized domain names range from 12 months to 72 months. We determine the appropriate useful life by performing an annual analysis of expected cash flows based on historical experience with domain names of similar quality and value.

In order to maintain the rights to each monetized domain name acquired, we pay periodic renewal registration fees, which cover a minimum period of twelve months. We record renewal registration fees of domain name intangible assets in deferred registration costs and recognize the costs over the renewal registration period, which is included in cost of revenue.

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

Impairment of Intangible Assets

We evaluate the recoverability of our finite‑lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such events or circumstances occur, an impairment test would be performed by comparing the estimated undiscounted future cash flows expected to result from the use of the asset group to the related asset group’s carrying value. If an asset group is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. We have not recognized any such impairment loss associated with our finite‑lived intangible assets during 2016, 2015 or 2014.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and the identifiable intangible assets. Goodwill is not amortized; rather, goodwill is tested for impairment at the reporting unit level on an annual basis during the fourth quarter, as of October 1, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. These events or circumstances could include a significant change in the Company’s business outlook, legal factors, financial performance, industry environment, or a sale or disposition of a significant portion of a reporting unit. A triggering event occurred during the fourth quarter, and as such, an interim impairment test was performed (refer to Note 6—Goodwill within the accompanying consolidated financial statements for further information). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to the reporting units, assignment of goodwill to the reporting units and the determination of fair value of the reporting units. Management has determined that we have only one reporting unit.

Goodwill is tested annually for impairment using a two-step process. First, we determine if the carrying value of the reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than carrying value, then goodwill may be impaired and we perform the second step of the test to determine if goodwill is impaired and to measure the amount of impairment loss, if any. In the second step, we compare the implied fair value of the goodwill to its carrying amount in order to determine if there is an impairment loss. If the carrying amount of goodwill exceeds its implied fair value, then an impairment loss is recognized in an amount equal to the excess.

We estimate the fair value of the reporting unit in step one using the market approach. The market approach utilizes the Company’s number of outstanding shares and the share price on the date of the annual test to determine a market capitalization value. We estimate the implied fair value of goodwill using the discounted cash flows approach. The implied fair value is primarily based on an estimate of the cash flows expected to result from the reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks, and then discounted using an estimated weighted-average cost of capital. These estimates and the resulting valuations require significant judgment.

There were no impairment charges recorded related to goodwill during 2016, 2015 and 2014.

Impairment of Long‑lived Assets

We evaluate the recoverability of our long‑lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such events or circumstances occur, an impairment test would be performed by comparing the estimated undiscounted future cash flows expected to result from the use of the asset group to the related asset group’s carrying value. If an asset group is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. We have not recognized any such impairment loss associated with our long‑lived assets during 2016, 2015 or 2014.

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

We allocate the total tax expense (or benefit) between continuing operations and discontinued operations utilizing the intraperiod allocation rules of ASC 740. These rules provide for allocation of total tax expense (or benefit) among the various financial statement components.

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

Recent Accounting Pronouncements

Refer to Note 2—Summary of Significant Accounting Policies and Accounting Pronouncements within the notes to the consolidated financial statements for information on our recently adopted accounting guidance and accounting guidance not yet adopted.

Discontinued Operations

Subsequent to year-end, we completed the eNom Divestiture. eNom’s wholesale and retail registrar provided infrastructure services that enabled a network of active resellers to offer domain name registration services and related value-added services to their customers. This revenue was previously included as part of the Registrar services revenue line item. Additionally, revenue and cost of revenue from NameJet related to eNom were included as part of the divestiture. This revenue was previously included as part of the Aftermarket and other services revenue line item.

Only those costs and expenses directly attributable to the eNom business were included in the results of discontinued operations. Additionally, transaction costs associated with the eNom Divestiture were included in the results of discontinued operations. Corporate overhead allocations were not included in discontinued operations.

The eNom Divestiture met the criteria of a “discontinued operation” as defined by ASC 205-20. eNom’s assets and liabilities are classified as held for sale in the Company’s balance sheet for all periods presented and eNom’s results of operations are included in income from discontinued operations for all periods presented.

The following table sets forth our results of discontinued operations for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$155,761	$156,408	$148,935
Cost of revenue (excluding depreciation and amortization)	127,823	127,297	120,028
Sales and marketing	2,408	2,048	3,245
Technology and development	9,085	8,343	8,265
General and administrative	2,517	874	1,272
Depreciation and amortization	3,363	3,435	3,547
Gain on other assets, net	(1,300)	—	—
Income from discontinued operations before income tax	11,865	14,411	12,578
Income tax expense	4,464	5,864	7,032
Income from discontinued operations, net of income tax	$7,401	$8,547	$5,546

Results of Continuing Operations

The following tables set forth our results of operations for the periods presented (in thousands). The following information has been adjusted to remove the impact of the eNom Divestiture. As such, our results of operations for the periods presented are shown on a continuing operations basis. The period‑to‑period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2016	2015	2014
Revenue	$62,124	$57,429	$43,042
Cost of revenue (excluding depreciation and amortization)	37,115	36,506	29,912
Sales and marketing	8,066	8,519	6,216
Technology and development	10,633	12,719	12,210
General and administrative	19,643	19,204	19,885
Depreciation and amortization	12,660	12,993	11,894
Gain on other assets, net	(853)	(9,403)	(22,103)
Interest expense	4,297	4,922	1,988
Loss on debt extinguishment	4,257	—	—
Other expense (income), net	12	18	(1,196)
Loss from continuing operations before income tax	(33,706)	(28,049)	(15,764)
Income tax expense (benefit)	7,345	(8,178)	(8,360)
Loss from continuing operations	$(41,051)	$(19,871)	$(7,404)

The following table presents our stock-based compensation expense included in the above line items (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$62	$55	$296
Sales and marketing	700	775	1,040
Technology and development	870	825	716
General and administrative	4,196	3,871	3,237
Total stock-based compensation expense	$5,828	$5,526	$5,289

The following table presents our depreciation and amortization by expense classification (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$7,254	$8,102	$6,021
Sales and marketing	1,278	1,269	1,292
Technology and development	2,569	2,603	3,168
General and administrative	1,559	1,019	1,413
Total depreciation and amortization	$12,660	$12,993	$11,894

The following table presents our results of operations as a percentage of revenue (amounts may not total due to rounding):

	Year Ended December 31,
	2016	2015	2014
Revenue	100%	100%	100%
Cost of revenue (excluding depreciation and amortization)	60	64	69
Sales and marketing	13	15	14
Technology and development	17	22	28
General and administrative	32	33	46
Depreciation and amortization	20	23	28
Gain on other assets, net	(1)	(16)	(50)
Interest expense	7	9	5
Loss on debt extinguishment	7	—	—
Other expense (income), net	0	0	(3)
Loss from continuing operations before income tax	(54)	(49)	(37)
Income tax expense (benefit)	12	(14)	(19)
Loss from continuing operations	(66)%	(35)%	(17)%

Revenue

Revenue by service line was as follows (in thousands, except percentage data):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Registrar services	$29,120	$24,852	$19,386	17%	28%
Registry services	11,785	8,438	1,917	40%	340%
Aftermarket and other	22,620	25,377	22,045	(11)%	15%
Eliminations	(1,401)	(1,238)	(306)	13%	305%
Total revenue	$62,124	$57,429	$43,042	8%	33%

Amounts in the Eliminations line reflect the elimination of intercompany transactions between our Registrar and Registry services businesses.

Registrar Services

2016 compared to 2015. Registrar services revenue for 2016 increased by $4.2 million, or 17%, to $29.1 million compared to $24.9 million in 2015. The increase was driven by an increase of $1.1 million from registrations of new gTLD domain names and an increase of $1.3 million from legacy domain names. Additionally, the increase was due to $1.8 million of growth from value-added services and other monetization efforts.

2015 compared to 2014. Registrar services revenue for 2015 increased by $5.5 million, or 28%, to $24.9 million compared to $19.4 million in 2014. The increase was driven by an increase of $2.4 million from registrations of new gTLD domain names and an increase of $1.9 million from legacy domain names. Additionally, the increase was due to $1.2 million of growth from value-added services and other monetization efforts.

Registry Services

2016 compared to 2015. Registry services revenue for 2016 increased by $3.4 million, or 40%, to $11.8 million compared to $8.4 million in 2015. The increase was primarily driven by registrations of our owned and operated new gTLDs. As of December 31, 2016, our Registry services end of period domains increased 40% to 565,000 from 401,000 in 2015.

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

Aftermarket and Other

2016 compared to 2015. Aftermarket and other revenue for 2016 decreased by $2.8 million, or 11%, to $22.6 million compared to $25.4 million in 2015. The decrease was primarily due to a decrease in our domain name monetization revenue of $3.9 million from a decrease in traffic on websites by lower margin third party advertising partners, partially offset by an increase in our domain sales of $1.1 million.

2015 compared to 2014. Aftermarket and other revenue for 2015 increased by $3.4 million, or 15%, to $25.4 million compared to $22.0 million in 2014. The increase was primarily due to an increase in our domain name monetization revenue of $4.0 million from improved performance by third party advertising partners, partially offset by a $0.6 million decrease in our domain sales, driven by lower sales of domain names in our portfolio.

Cost and Expenses

Costs and expenses were as follows (in thousands, except percentage data):

	Year Ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cost of revenue (excluding depreciation and amortization)	$37,115	$36,506	$29,912	2%	22%
Sales and marketing	8,066	8,519	6,216	(5)%	37%
Technology and development	10,633	12,719	12,210	(16)%	4%
General and administrative	19,643	19,204	19,885	2%	(3)%
Depreciation and amortization	12,660	12,993	11,894	(3)%	9%
Gain on other assets, net	(853)	(9,403)	(22,103)	(91)%	(57)%
Interest expense	4,297	4,922	1,988	(13)%	148%
Loss on debt extinguishment	4,257	—	—	N/A	N/A
Other expense (income), net	12	18	(1,196)	33%	102%
Income tax expense (benefit)	7,345	(8,178)	(8,360)	(190)%	(2)%

Cost of Revenue

2016 compared to 2015. Cost of revenue for 2016 increased by $0.6 million, or 2%, to $37.1 million compared to $36.5 million in 2015. The increase was primarily due to a $2.9 million increase in domain name registration fees associated with our growth in registered domain names and related revenue, partially offset by a $2.3 million decrease in revenue sharing costs paid to our domain name monetization customers.

2015 compared to 2014. Cost of revenue for 2015 increased by $6.6 million, or 22%, to $36.5 million compared to $29.9 million in 2014. The increase was primarily due to a $4.5 million increase in revenue sharing costs paid to our domain name monetization customers and $2.7 million in domain name registration fees associated with our growth in registered domain names and related revenue, which was partially offset by a $0.5 million decline in personnel-related expenses.

Sales and Marketing

2016 compared to 2015. Sales and marketing for 2016 decreased by $0.4 million, or 5%, to $8.1 million compared to $8.5 million in 2015. The decrease was primarily due to a $0.6 million decrease in advertising and marketing costs for marketing campaigns, partially offset by an increase in personnel-related costs of $0.2 million.

2015 compared to 2014. Sales and marketing for 2015 increased by $2.3 million, or 37%, to $8.5 million compared to $6.2 million in 2014. The increase was primarily due to a $1.4 million increase in advertising and marketing costs for new marketing campaigns for our owned gTLDs, as well as an increase of $0.9 million in personnel-related costs.

Technology and Development

2016 compared to 2015. Technology and development for 2016 decreased by $2.1 million, or 16%, to $10.6 million compared to $12.7 million in 2015. The decrease was primarily due to $1.5 million decrease in personnel-related costs and a $0.6 million decrease in infrastructure and technology costs.

2015 compared to 2014. Technology and development for 2015 increased by $0.5 million, or 4%, to $12.7 million compared to $12.2 million in 2014. The increase was primarily due to a $1.4 million increase in infrastructure and technology costs to support our registry platform and our operations as a standalone company, partially offset by a $0.7 million decrease in personnel-related costs.

General and Administrative

2016 compared to 2015. General and administrative for 2016 increased by $0.4 million, or 2%, to $19.6 million compared to $19.2 million in 2015. The increase was driven by a $0.2 million increase in personnel-related costs and a $0.2 million increase in facilities and infrastructure costs.

2015 compared to 2014. General and administrative for 2015 decreased by $0.7 million, or 3%, to $19.2 million compared to $19.9 million in 2014. The decrease was primarily due to a $0.9 million decrease in infrastructure and technology costs, partially offset by an increase of $0.3 million of personnel-related costs.

Depreciation and Amortization

2016 compared to 2015. Depreciation and amortization for 2016 decreased by $0.3 million, or 3%, to $12.7 million compared to $13.0 million in 2015. The decrease was primarily due to a decrease of $0.8 million in amortization expense due to the duration of useful life of purchased intangibles, partially offset by an increase of $0.5 million in depreciation expense on property and equipment.

2015 compared to 2014. Depreciation and amortization for 2015 increased by $1.1 million, or 9%, to $13.0 million compared to $11.9 million in 2014. The increase was primarily due to an increase of $2.0 million in amortization expense due to an increase in intangible assets as we added new gTLDs to our portfolio, partially offset by a decrease of $0.9 million in depreciation expense on property and equipment.

Gain on Other Assets, Net

2016 compared to 2015. Gain on other assets, net for 2016 decreased by $8.5 million, or 91%, to $0.9 million compared to $9.4 million in 2015. The decrease was due to fewer withdrawals of our interest in certain gTLD applications.

2015 compared to 2014. Gain on other assets, net for 2015 decreased by $12.7 million, or 57%, to $9.4 million compared to $22.1 million in 2014. The decrease was due to fewer withdrawals of our interest in certain gTLD applications.

Interest Expense

2016 compared to 2015. Interest expense for 2016 decreased by $0.6 million, or 13%, to $4.3 million compared to $4.9 million in 2015. The decrease was primarily due to the early payoff of the Tennenbaum Credit Facility in November 2016.

2015 compared to 2014. Interest expense for 2015 increased by $2.9 million, to $4.9 million compared to $2.0 million in 2014. The increase was primarily driven by interest expense on our credit facilities.

Other (Income) Expense, Net

2016 compared to 2015. Other expense for 2016 was $12 thousand compared to other expense of $18 thousand in 2015.

2015 compared to 2014. Other expense for 2015 was $18 thousand compared to other income of $1.2 million in 2014. Other (income) expense, net in 2014 included a $1.4 million gain on the sale of marketable securities.

Income Tax Expense (Benefit)

2016 compared to 2015. Income tax expense for 2016 was $7.3 million, compared to income tax benefit of $8.2 million in 2015. The increase was primarily due to implementation of a valuation allowance on our domestic deferred tax assets, a decrease in pre-tax book loss, and an increase in non-deductible warrant expense.

2015 compared to 2014. Income tax benefit for 2015 was $8.2 million, compared to $8.4 million in 2014. The decrease was primarily due to an increase in non-deductible warrant expense and stock based compensation shortfalls, and a decrease in research and development credits.

Non-GAAP Financial Measures

To supplement our financial results presented in GAAP, we use Adjusted EBITDA and Adjusted EBITDA from continuing operations, non-GAAP financial measures, to evaluate our business. We define Adjusted EBITDA as net income (loss) adjusted for interest, income taxes, depreciation and amortization, stock-based compensation, and certain gains, losses, and expenses that we do not believe are indicative of ongoing core business operating results. We define Adjusted EBITDA from continuing operations as loss from continuing operations adjusted for interest, income taxes, depreciation and amortization, stock-based compensation, and certain gains, losses, and expenses that we do not believe are indicative of ongoing core business operating results.

We believe that Adjusted EBITDA and Adjusted EBITDA from continuing operations are helpful in understanding our financial performance and potential future results. These are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read in conjunction with the financial statements prepared in accordance with GAAP. Adjusted EBITDA and Adjusted EBITDA from continuing operations may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and do not reflect a comprehensive system of accounting. We use Adjusted EBITDA and Adjusted EBITDA from continuing operations internally to understand, manage, and evaluate our business and make operating decisions. In addition, we believe that the presentation of Adjusted EBITDA and Adjusted EBITDA from continuing operations is useful to investors because they enhance the ability of investors to compare our results from period to period and allows for greater transparency with respect to key financial metrics we use in making operating decisions.

The following is a reconciliation of Net loss to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(33,650)	$(11,324)	$(1,858)
Add (deduct):
Income tax expense (benefit)	11,809	(2,314)	(1,328)
Gain on sale of marketable securities	—	—	(1,362)
Gain on other assets, net	(2,153)	(9,403)	(22,103)
Loss on debt extinguishment	4,257	—	—
Interest expense	4,297	4,922	1,988
Depreciation and amortization	16,023	16,428	15,441
Stock-based compensation expense	6,649	6,296	5,836
Acquisition and realignment costs	564	202	294
Transaction-related advisory and consulting fees	1,416	—	—
Adjusted EBITDA	$9,212	$4,807	$(3,092)

Adjusted EBITDA for the year ended December 31, 2016, increased $4.4 million, to $9.2 million, compared to $4.8 million in 2015. The increase was primarily due to an increase in revenue of $3.2 million and a decrease of $0.9 million for other operating expenses, partially offset by an increase in cost of revenue of $0.3 million. The increase in cost of revenue consists primarily of direct costs we incur with selling an incremental product to our customers.

Adjusted EBITDA for the year ended December 31, 2015, increased $7.9 million, to $4.8 million, compared to $(3.1) million in 2014. The increase was primarily due to an increase in revenue of $20.8 million, a decrease of $0.9 million for personnel-related costs and a decrease of $0.6 million for other operating expenses, offset by an increase in cost of revenue of $12.8 million and an increase of $1.2 million in advertising and marketing costs.

The following is a reconciliation of Loss from continuing operations to Adjusted EBITDA from continuing operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loss from continuing operations	$(41,051)	$(19,871)	$(7,404)
Add (deduct):
Income tax expense (benefit)	7,345	(8,178)	(8,360)
Gain on sale of marketable securities	—	—	(1,362)
Gain on other assets, net	(853)	(9,403)	(22,103)
Loss on debt extinguishment	4,257	—	—
Interest expense	4,297	4,922	1,988
Depreciation and amortization	12,660	12,993	11,894
Stock-based compensation expense	5,828	5,526	5,289
Acquisition and realignment costs	314	119	156
Adjusted EBITDA from continuing operations	$(7,203)	$(13,892)	$(19,902)

Adjusted EBITDA from continuing operations for the year ended December 31, 2016, improved $6.7 million, to $(7.2) million, compared to $(13.9) million in 2015. The improvement was primarily due to an increase in revenue of $4.7 million, a decrease of $1.0 million for personnel-related costs, a decrease of $0.8 million for network infrastructure costs and a decrease of $1.1 million for other operating expenses, partially offset by an increase in cost of revenue of $0.9 million. The increase in cost of revenue consists primarily of direct costs we incur with selling an incremental product to our customers.

Adjusted EBITDA from continuing operations for the year ended December 31, 2015, improved $6.0 million, to $(13.9) million, compared to $(19.9) million in 2014. The improvement was primarily due to an increase in revenue of $14.4 million and a decrease of $0.8 million for other operating expenses, partially offset by an increase in cost of revenue of $6.5 million, an increase of $1.1 million in advertising and marketing costs, an increase of $1.0 million for personnel-related costs and an increase of $0.6 million for network infrastructure costs.

Liquidity and Capital Resources

Historically, we have principally financed our operations from net cash provided by our operating activities. Our cash flows from operating activities are significantly affected by our cash based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of revenue, technology and development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our ongoing investments in our platform, company infrastructure, equipment and our investments in gTLD applications. Our capital expenditures and investments in gTLDs have to date been funded by cash flows from operations, as well as proceeds from our credit facility.

As of December 31, 2016, our principal sources of liquidity were our cash and cash equivalents in the amount of $31.9 million along with our $30.0 million revolving credit facility. Subsequent to year-end, in connection with the eNom Divestiture, we received proceeds of approximately $76.7 million, which is subject to customary adjustments following the closing, including a working capital adjustment to the extent such amount is greater or less than the estimated net working capital amount determined at closing.

In connection with the Stock Purchase Agreement related to the eNom Divestiture, we are required to maintain unrestricted cash and cash equivalents of at least $8.35 million until September 20, 2017, which amount will be reduced to $6.35 million thereafter until January 20, 2018, and further reduced to $5.35 million thereafter until April 20, 2018, subject to certain conditions set forth in the stock purchase agreement.

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

The SVB Credit Facility allows SVB to require mandatory prepayments of outstanding borrowings from amounts otherwise required to prepay the term loan under the Tennenbaum Credit Facility. In March 2016, we entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”) with Silicon Valley Bank, which approves a one-time distribution of $10.0 million for the partial prepayment of our term loan under the Tennenbaum Credit Facility.

The SVB Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants. This facility has financial covenants, including a requirement that we maintain a maximum consolidated net leverage ratio, minimum liquidity ratio, and minimum consolidated EBITDA. As of December 31, 2016, we were in compliance with the covenants under the SVB Credit Facility.

We incurred $0.6 million in fees to establish this facility that we have capitalized on our balance sheet as deferred financing costs, which we will amortize on a straight-line basis into interest expense over the term of the SVB Credit Facility.

As of December 31, 2016, we had letters of credit with a face amount of $10.7 million that were issued under the SVB Credit Facility. On February 27, 2017, we reduced our outstanding letters of credit to $2.8 million.

We also drew $12.8 million under the SVB Credit Facility in November 2016. On January 20, 2017, we fully paid off and extinguished the outstanding principal balance of $12.8 million of our SVB Credit Facility and entered into a Limited Consent and Amendment No. 4 to Credit Agreement (“Amendment No. 4”) with Silicon Valley Bank to release eNom as a party to the SVB Credit Facility in connection with the eNom Divestiture. In addition, the availability period for revolving loans under our credit facility is currently suspended until we satisfy certain conditions, including delivery of financial projections after giving effect to the eNom Divestiture. During this period of suspension, we are not required to comply with certain liquidity financial covenants under our credit facility until the availability period for our revolving loan is reinstated.

Tennenbaum Credit Facility

In August 2014, we entered into a $30.0 million term loan credit facility with certain funds managed by Tennenbaum Capital Partners LLC (“Tennenbaum Credit Facility”). Under this facility interest is based on a rate per year equal to LIBOR plus 8.75% and is payable quarterly. Quarterly principal payments of $375,000 on the term loan began March 31, 2015.

In November 2016, we fully paid off and extinguished the aggregate outstanding principal balance of $27.4 million of our Tennenbaum Credit Facility, and recognized a loss of $4.3 million representing the difference between the reacquisition price and the net carrying amount of the extinguished debt.

In connection with the Tennenbaum Credit Facility, we issued warrants to Tennebaum Capital Partners LLC to purchase up to an aggregate of 997,710 shares of common stock. The warrants have an exercise price of $15.05 per share and will be exercisable in accordance with their terms at any time on or after February 6, 2015, through August 6, 2019. The warrants contain a “cashless exercise” feature that allows the warrant holders to exercise such warrants by surrendering a number of shares underlying the portion of the warrant being exercised with a fair market value equal to the aggregate exercise price payable to us.

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

Since the warrants are classified as equity, we allocated the proceeds from the debt and warrants using the relative fair value method. Under this method we allocated $4.4 million to the warrants which we recorded to equity, with the remaining portion assigned to the liability component. The excess of the principal amount of the credit facility over its carrying value of $25.6 million represents a note discount that we amortized to interest expense.

We incurred $3.2 million in fees to establish the Tennenbaum Credit Facility, which includes $2.3 million of deferred financing costs and $0.9 million of note discount. We capitalized these fees on our balance sheet and amortized the fees on an effective interest method into interest expense. In connection with the extinguishment in November 2016, we wrote-off the unamortized debt discount and deferred financing costs of $4.0 million.

We believe our capital structure is appropriate for this stage of our operations and is sufficient to grow the business while pursuing our strategic objectives. However, we are participating in a dynamic and emerging environment, and will continuously evaluate our position relative to the opportunities available in the marketplace. We believe that our current cash balance and future cash from operations, together with our ability to access sources of financing, including debt and equity, will provide sufficient resources to fund both short term and long term operating requirements, capital expenditures, acquisitions and new business development activities for at least the next 12 months from the date of issuance of these financial statements.

Historical Cash Flow Trends

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash used in operating activities from continuing operations	$(4,611)	$(8,776)	$(16,798)
Net cash provided by (used in) investing activities from continuing operations	1,817	(1,822)	(9,254)
Net cash used in financing activities from continuing operations	(18,709)	(2,679)	(3,486)

Cash Flows from Operating Activities from Continuing Operations

Our primary source of cash from operating activities consists of cash collections from our customers. Our primary uses of cash from operating activities consist of domain registration costs paid to registries, personnel-related costs, discretionary marketing and advertising costs, and technology and development costs.

Net cash used in operating activities from continuing operations was $4.6 million, $8.8 million and $16.8 million in 2016, 2015 and 2014, respectively.

Our loss from continuing operations in 2016 was $41.1 million, which included a gain on the withdrawal of gTLD applications of $0.9 million, a loss on the extinguishment of our Tennebaum Credit Facility of $4.3 million, and non-cash charges of $30.7 million such as depreciation, amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital generated $2.3 million.

Our loss from continuing operations in 2015 was $19.9 million, which included a gain on the withdrawal of gTLD applications of $9.4 million, and non-cash charges of $17.5 million such as depreciation, amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital generated $3.0 million.

Our loss from continuing operations in 2014 was $7.4 million, which included a gain on the withdrawal of gTLD applications of $22.1 million, gain on the sale of marketable securities of $1.4 million, and non-cash charges of $10.2 million such as depreciation, amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital generated $3.8 million.

Cash Flows from Investing Activities from Continuing Operations

Our investing activities primarily consist of strategic acquisitions of gTLDs, purchases of intangible assets and purchases of property and equipment to support the overall growth in our business.

Net cash provided by investing activities from continuing operations was $1.8 million in 2016 compared to net cash used in investing activities from continuing operations of $(1.8) million for 2015. The change in cash from investing activities was primarily due to a decrease of $12.8 million of payments and deposits for investments in gTLD applications, which was offset by a decrease in proceeds of $8.6 million from gTLD application withdrawals. Additionally, we had an increase of $1.5 million on the purchases of property and equipment and lower investments in intangible assets of $0.7 million. Cash invested in purchases of intangible assets and property and equipment, including internally developed software, was to support the growth of our business and infrastructure during these periods.

Net cash used in investing activities from continuing operations was $(1.8) million in 2015 compared to $(9.3) million for 2014. The improvement was primarily due to a decrease of $22.3 million of payments and deposits for investments in gTLD applications, which was offset by a decrease in proceeds of $13.5 million from gTLD application withdrawals. Additionally, we had a decrease of $0.9 million on the purchases of property and equipment, lower investments in intangible assets of $0.6 million, and an increase of $3.0 million from the change in restricted cash and proceeds from the sale of marketable equity securities in 2014.

Cash Flows from Financing Activities from Continuing Operations

Our financing activities primarily consist of the repayment of principal on long-term debt and restricted stock unit activity.

Net cash used in financing activities from continuing operations was $18.7 million in 2016 compared to $2.7 million in 2015. The increase in net cash used in financing activities was primarily due to the repayment and extinguishment of the Tennenbaum Credit Facility of $27.7 million, the principal payments on the capital lease obligation of $1.0 million and the tax withholdings on restricted stock awards of $0.5 million. These decreases were partially offset by the $12.8 million draw on the SVB Credit Facility.

Net cash used in financing activities from continuing operations was $2.7 million in 2015 compared to $3.5 million in 2014. The decrease in net cash used in financing activities was primarily due to the issuance of our credit facility and related debt financing costs in 2014 of $27.2 million, which was entered into to increase our liquidity and financial flexibility in pursuing our strategic objectives, including the acquisition of additional gTLDs. Additionally, the decrease was due to the principal payments on our credit facility of $1.5 million and the tax withholdings on restricted stock awards of $0.9 million. These decreases were partially offset by the $29.2 million parent company investment in 2014 and a $1.0 million payment for an acquisition holdback.

Off-Balance Sheet Arrangements

As of December 31, 2016, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity or capital resources other than those contractual obligations disclosed below.

Contractual Obligations

The following table summarizes our outstanding contractual obligations and commercial commitments as of December 31, 2016 (in thousands):

		Capital Lease	Operating Lease	Purchase
Years Ending December 31,	Debt (1)	Commitments (2)	Commitments (3)	Obligations (4)	Total
2017	$13,304	$1,550	$1,409	$131	$16,394
2018	—	—	1,325	—	1,325
2019	—	—	588	—	588
2020	—	—	236	—	236
2021	—	—	240	—	240
Thereafter	—	—	80	—	80
Total	$13,304	$1,550	$3,878	$131	$18,863

(1)	Includes principal and interest on our credit facilities.
(2)	Capital lease commitments are related to certain equipment under non-cancelable capital lease, as well as support for this equipment.
(3)	Operating lease commitments are related to office facilities in various locations.
(4)	Purchase obligations consist of enforceable and legally binding arrangements with third parties related to services to support operations.

Indemnifications

In the normal course of business, we have made certain indemnities under which we may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware and indemnifications related to lease agreements. In addition, certain of our advertiser and distribution partner agreements contain certain indemnification provisions, which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we have no recorded liability for any of these indemnities. We have also agreed to customary indemnification provisions to Tucows in connection with the eNom Divestiture. We are required to maintain unrestricted cash and cash equivalents of at least $8.35 million until September 20, 2017, which amount will be reduced to $6.35 million thereafter until January 20, 2018, and further reduced to $5.35 million thereafter until April 20, 2018, subject to certain conditions set forth in the stock purchase agreement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and concentration of credit risk.

Interest Rate Risk

We are subject to interest rate risk in connection with the SVB Credit Facility, which accrues interest at variable rates on borrowings. As of December 31, 2016, our draw on the revolving line of credit under the SVB Credit Facility had an interest rate of 4.75%. Given the $12.8 million draw on our SVB Credit Facility and holding other variables constant, a 1% increase in interest rates, occurring January 1, 2017 and sustained throughout the period ended December 31, 2017, would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $0.1 million per year. On January 20, 2017, we fully paid off and extinguished the outstanding principal balance of $12.8 million of our SVB Credit Facility.

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

We are also exposed to credit risk with respect to our large customers. To reduce and manage these risks, we assess the financial condition of our large customers when we enter into or amend agreements with them and we limit credit risk by collecting in advance when possible and setting and adjusting credit limits where we deem appropriate.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Item 8 are contained in Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.

Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated 2013 Framework. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders (the “2017 Proxy Statement”) to be filed with the SEC, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

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

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

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

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHTSIDE GROUP, LTD.

By:	/s/ TARYN J. NAIDU
TARYN J. NAIDU Chief Executive Officer

Date: March 15, 2017

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

Name	Title	Date
/S/ TARYN J. NAIDU Taryn J. Naidu	Chief Executive Officer (Principal Executive Officer)	March 15, 2017
/S/ TRACY KNOX Tracy Knox	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017
/S/ DAVID E. PANOS David E. Panos	Chairman of the Board	March 15, 2017
/S/ DIANE M. IRVINE Diane M. Irvine	Director	March 15, 2017
/S/ ROBERT J. MAJTELES Robert J. Majteles	Director	March 15, 2017
/S/ JAMES R. QUANDT James R. Quandt	Director	March 15, 2017
/S/ RICHARD C. SPALDING Richard C. Spalding	Director	March 15, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rightside Group, Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Rightside Group Ltd. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 15, 2017

Rightside Group, Ltd.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$31,922	$45,095
Accounts receivable, net	3,337	4,575
Prepaid expenses and other current assets	2,751	2,897
Deferred registration costs	9,063	8,834
Assets held for sale	129,053	132,224
Total current assets	176,126	193,625
Deferred registration costs, less current portion	1,594	1,259
Property and equipment, net	5,746	7,567
Intangible assets, net	46,961	52,163
Goodwill	70,921	70,921
Deferred tax assets, net	—	2,904
gTLD deposits	2,169	8,139
Other assets	671	1,353
Total assets	$304,188	$337,931

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,080	$1,400
Accrued expenses and other current liabilities	8,887	9,998
Debt	12,800	1,500
Capital lease obligation	983	1,193
Deferred revenue	19,475	17,681
Liabilities held for sale	133,588	136,652
Total current liabilities	176,813	168,424
Deferred revenue, less current portion	4,429	3,214
Debt, less current portion	—	21,701
Capital lease obligation, less current portion	—	811
Deferred tax liabilities, net	8,102	—
Other liabilities	261	494
Total liabilities	189,605	194,644
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 20,000 shares authorized Shares issued and outstanding: 0 and 0	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized Shares issued and outstanding: 19,539 and 19,099	2	2
Additional paid-in capital	152,421	147,475
Accumulated deficit	(37,840)	(4,190)
Total stockholders’ equity	114,583	143,287
Total liabilities and stockholders’ equity	$304,188	$337,931

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$62,124	$57,429	$43,042
Cost of revenue (excluding depreciation and amortization)	37,115	36,506	29,912
Sales and marketing	8,066	8,519	6,216
Technology and development	10,633	12,719	12,210
General and administrative	19,643	19,204	19,885
Depreciation and amortization	12,660	12,993	11,894
Gain on other assets, net	(853)	(9,403)	(22,103)
Interest expense	4,297	4,922	1,988
Loss on debt extinguishment	4,257	—	—
Other expense (income), net	12	18	(1,196)
Loss from continuing operations before income tax	(33,706)	(28,049)	(15,764)
Income tax expense (benefit)	7,345	(8,178)	(8,360)
Loss from continuing operations	(41,051)	(19,871)	(7,404)
Income from discontinued operations, net of income tax of $4,464, $5,864 and $7,032	7,401	8,547	5,546
Net loss	$(33,650)	$(11,324)	$(1,858)

Basic (loss) income per share attributable to common stockholders:
Continuing operations	$(2.12)	$(1.05)	$(0.40)
Discontinued operations	0.38	0.45	0.30
Basic (loss) income per share	$(1.74)	$(0.60)	$(0.10)
Diluted (loss) income per share attributable to common stockholders:
Continuing operations	$(2.12)	$(1.05)	$(0.40)
Discontinued operations	0.38	0.45	0.30
Diluted (loss) income per share	$(1.74)	$(0.60)	$(0.10)
Weighted average number of shares outstanding:
Basic	19,308	18,867	18,452
Diluted	19,308	18,867	18,452

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(33,650)	$(11,324)	$(1,858)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	—	—	(906)
Tax effect	—	—	329
Other comprehensive loss, net of tax	—	—	(577)
Comprehensive loss	$(33,650)	$(11,324)	$(2,435)

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Consolidated Statements of Stockholders’ Equity

(In thousands)

					(Accumulated	Accumulated
	Parent			Additional	deficit)	other
	company	Common stock		paid-in	retained	Comprehensive
	investment	Shares	Amount	capital	earnings	income (loss)	Total
Balances as of December 31, 2013	$172,179	—	$—	$—	$—	$577	$172,756
Realized gain on available-for-sale securities, net of tax	—	—	—	—	—	(577)	(577)
Net loss prior to spin-off	(8,992)	—	—	—	—	—	(8,992)
Net decrease in parent company investment	(28,043)	—	—	—	—	—	(28,043)
Capitalization at spin-off	(135,144)	18,413	2	135,142	—	—	—
Balances as of August 1, 2014	$—	18,413	$2	$135,142	$—	$—	$135,144
Stock warrants issued	—	—	—	4,441	—	—	4,441
Stock-based compensation	—	—	—	2,380	—	—	2,380
Stock option exercises	—	248	—	51	—	—	51
Tax withholdings on the vesting of restricted stock units	—	—	—	(305)	—	—	(305)
Net income after spin-off	—	—	—	—	7,134	—	7,134
Balances as of December 31, 2014	$—	18,661	$2	$141,709	$7,134	$—	$148,845
Other (1)	—	—	—	495	—	—	495
Stock-based compensation	—	—	—	6,450	—	—	6,450
Stock option exercises	—	438	—	46	—	—	46
Tax withholdings on the vesting of restricted stock units	—	—	—	(1,225)	—	—	(1,225)
Net loss	—	—	—	—	(11,324)	—	(11,324)
Balances as of December 31, 2015	$—	19,099	$2	$147,475	$(4,190)	$—	$143,287
Stock-based compensation	—	—	—	6,649	—	—	6,649
Stock option exercises	—	440	—	30	—	—	30
Tax withholdings on the vesting of restricted stock units	—	—	—	(1,733)	—	—	(1,733)
Net loss	—	—	—	—	(33,650)	—	(33,650)
Balances as of December 31, 2016	$—	19,539	$2	$152,421	$(37,840)	$—	$114,583

(1)	Represents an adjustment of our allocation of pre-spin net tax losses.

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(33,650)	$(11,324)	$(1,858)
Less: Income from discontinued operations, net of tax	7,401	8,547	5,546
Loss from continuing operations	(41,051)	(19,871)	(7,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,660	12,993	11,894
Amortization of discount and issuance costs on debt	1,527	1,867	768
Deferred income taxes	11,005	(2,637)	(7,766)
Stock-based compensation expense	5,828	5,526	5,289
Gain on gTLD application withdrawals, net	(853)	(9,403)	(22,103)
Gain on sale of marketable equity securities	—	—	(1,362)
Gain on sale and disposal of assets, net	(266)	(204)	60
Loss on debt extinguishment	4,257	—	—
Change in operating assets and liabilities:
Accounts receivable	1,326	641	(1,656)
Prepaid expenses and other current assets	146	(31)	(1,141)
Deferred registration costs	(564)	(1,601)	(766)
Other long-term assets	10	(930)	(1,437)
Accounts payable	(320)	532	(775)
Accrued expenses and other liabilities	(1,324)	(41)	3,546
Deferred revenue	3,008	4,383	6,055
Net cash used in operating activities from continuing operations	(4,611)	(8,776)	(16,798)
Net cash provided by operating activities from discontinued operations	8,420	11,703	17,854
Net cash provided by operating activities	3,809	2,927	1,056
Cash flows from investing activities
Purchases of property and equipment	(2,471)	(969)	(1,912)
Purchases of intangible assets	(719)	(1,456)	(2,104)
Payments, deposits and returns of deposits for gTLD applications	3,119	(9,708)	(32,029)
Proceeds from gTLD withdrawals	1,375	9,991	23,461
Change in restricted cash	—	—	1,563
Proceeds from sale of marketable equity securities	—	—	1,362
Proceeds from sale of assets	513	320	405
Net cash provided by (used in) investing activities from continuing operations	1,817	(1,822)	(9,254)
Net cash used in investing activities from discontinued operations	(90)	(3,074)	(5,406)
Net cash provided by (used in) investing activities	1,727	(4,896)	(14,660)
Cash flows from financing activities
Principal payments on capital lease obligations	(1,020)	—	(101)
Proceeds from debt	12,800	—	30,000
Principal payments on debt	(1,125)	(1,500)	—
Issuance costs related to debt financings	—	—	(2,874)
Repayment of debt	(27,661)	—	—
Proceeds from stock option exercises	30	46	51
Minimum tax withholding on restricted stock awards	(1,733)	(1,225)	(305)
Payment for acquisition holdback	—	—	(1,042)
Net decrease in parent company investment	—	—	(29,215)
Net cash used in financing activities from continuing operations	(18,709)	(2,679)	(3,486)
Change in cash and cash equivalents	(13,173)	(4,648)	(17,090)
Cash and cash equivalents, beginning of period	45,095	49,743	66,833
Cash and cash equivalents, end of period	$31,922	$45,095	$49,743
Supplemental disclosure of cash flows
Cash paid for interest	$2,612	$3,056	$1,142
Cash paid for income taxes	110	81	22
Warrants issued in connection with debt	—	—	4,441
Supplemental disclosure of noncash financing activities
Assets acquired under capital lease	—	1,046	—

The accompanying notes are an integral part of these financial statements.

Rightside Group, Ltd.

Consolidated Notes to Financial Statements

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

eNom Divestiture

On January 20, 2017, we entered into a Stock Purchase Agreement with Tucows Inc. (“Tucows”) to sell eNom, Incorporated (“eNom”), our wholly-owned registrar, in exchange for $83.5 million, less a net working capital adjustment of $6.8 million, resulting in net cash at closing of $76.7 million. The purchase price is subject to customary adjustments following the closing, including a working capital adjustment to the extent such amount is greater or less than the estimated net working capital amount determined at closing. The transaction was completed on January 20, 2017.

Separation from Demand Media

We were incorporated on July 11, 2013 as a wholly-owned subsidiary of Demand Media. On August 1, 2014, Demand Media, Inc., now known as Leaf Group Ltd (“Demand Media”), a New York Stock Exchange listed company, separated into two independent, publicly-traded companies: Rightside, a domain name services company, and Demand Media, a digital media company (the “Separation”). The Separation was consummated through a tax-free distribution of all of the outstanding shares of our common stock on a pro rata basis to Demand Media stockholders. After the Separation, holders of Demand Media common stock on the record date received one share of Rightside common stock for every five shares of Demand Media common stock. Rightside became an independent, publicly-traded company on the NASDAQ Global Select Market using the symbol: “NAME.”

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

Basis of Presentation

We have prepared the accompanying financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany accounts and transactions were eliminated in consolidation. We will refer to combined and consolidated financial statements as “financial statements,” “balance sheets,” “statement of operations,” “statement of cash flow” and “statement of stockholders’ equity” herein. Throughout these financial statements we refer to our years ended December 31, 2016, 2015, and 2014, as “2016,” “2015” and “2014.”

eNom, which provides domain name registration and related value-added service subscriptions to third parties, has historically been included in Rightside’s one operating segment. In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the assets and liabilities and results of operations of eNom are reported as discontinued operations for all periods presented since the sale of eNom on January 20, 2017 represents a strategic shift that had a major effect on Rightside’s operations and financial results as we narrowed our focus on our new gTLD registry business. As a result, we have reclassified the historical financial results of the eNom business as discontinued operations. Accordingly, all references made to financial data in this Annual Report on Form 10-K are to the Company’s continuing operations, unless specifically noted. See Note 3—Business Divestiture for additional information.

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

Prior To The Separation on August 1, 2014

Our financial statements are presented on a combined basis as carve-out financial statements, as we were not a separate consolidated group. Our financial statements were derived from the financial statements and accounting records of Demand Media. Our financial statements assume the allocation to us of certain Demand Media corporate expenses relating to Rightside (refer to Note 15—Transactions with Related Parties and Parent Company Investment for further information). The accounting for income taxes is computed for our company on a separate tax return basis (refer to Note 11—Income Taxes for further information).

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

Reclassifications

We reclassified $1.6 million of other assets, representing debt issue costs, to noncurrent debt on our balance sheet as of December 31, 2015, in accordance with our retrospective adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2015-03.

Revisions

Certain amounts previously presented for prior periods have been revised. These revisions did not affect consolidated net income or equity for the years presented.

We corrected the classification of $0.7 million of prepaid expenses and other current assets to the current portion of deferred revenue on our balance sheet as of December 31, 2015. We also corrected the classification of deferred revenue on our balance sheet as of December 31, 2015 to correct $1.3 million from current deferred revenue to noncurrent deferred revenue. We also corrected the classification of $0.1 million of unpaid invoices on our balance sheet as of December 31, 2015 that were incorrectly reclassified as accrued expenses and other current liabilities rather than out of accounts payable.

The December 31, 2015 misclassifications between prepaid expenses and other current assets and the current portion of deferred revenue also affected the statement of cash flows for the year ended December 31, 2015. The misclassification resulted in an overstatement of the prepaid expenses and other current assets outflows of $0.7 million and an overstatement of the deferred revenue inflows of $0.7 million. There was no impact on the total net cash provided by (used in) operating activities.

2. Summary of Significant Accounting Policies and Accounting Pronouncements

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

Our business includes Name.com, an ICANN accredited registrar. Thus, we are the primary obligor with our registrant customers and are responsible for the fulfillment of our registrar services to those parties. As a result, we report revenue in the amount of the fees we receive directly from our registrant customers.

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

Domain Name Sales

Domain name sales revenue represents proceeds received from selling domain names from our portfolio, as well as proceeds received from selling domain names that are not renewed by customers of our registrar platform. Domain name sales are primarily conducted through our direct sales efforts as well as through third-party domain name auction platforms. While certain domain names sold are registered on our registrar platform upon sale, we have determined that sales revenue and related registration revenue represent separate units of accounting, because the domain name has value to the customers on a stand‑alone basis, where a customer could resell it separately, without the registration service, there is objective and reliable evidence of the fair value of the registration service and no general rights of return. We evaluated each deliverable, domain name sale and domain name registration, to determine whether vendor‑specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) existed in order to determine the selling price for each unit of accounting.

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

For sales of domain names generated through third-party auction platforms, we recognize revenue net of auction service fee payments.

Intangible Assets

Registration and Acquisition Costs of Monetized Domains

We capitalize the initial registration and acquisition costs of our monetized domain names, and amortize these costs over the expected useful life of the underlying domain name on a straight line basis, which approximates the estimated pattern in which the underlying economic benefits are consumed. The expected useful lives of the monetized domain names range from 12 months to 72 months. We determine the appropriate useful life by performing an annual analysis of expected cash flows based on historical experience with domain names of similar quality and value.

In order to maintain the rights to each monetized domain name acquired, we pay periodic renewal registration fees, which cover a minimum period of twelve months. We record renewal registration fees of domain name intangible assets in deferred registration costs and recognize the costs over the renewal registration period, which is included in cost of revenue.

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

Impairment of Intangible Assets

We evaluate the recoverability of our finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such events or circumstances occur, an impairment test would be performed by comparing the estimated undiscounted future cash flows expected to result from the use of the asset group to the related asset group’s carrying value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. We have not recognized any such impairment loss associated with our finite-lived intangible assets during 2016, 2015 or 2014.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and the identifiable intangible assets. Goodwill is not amortized; rather, goodwill is tested for impairment at the reporting unit level on an annual basis during the fourth quarter, as of October 1, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. These events or circumstances could include a significant change in the Company’s business outlook, legal factors, financial performance, industry environment, or a sale or disposition of a significant portion of a reporting unit. A triggering event occurred during the fourth quarter, and as such, an interim impairment test was performed (refer to Note 6—Goodwill for further information). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to the reporting units, assignment of goodwill to the reporting units and the determination of fair value of the reporting units. Management has determined that we have only one reporting unit.

Goodwill is tested annually for impairment using a two-step process. First, we determine if the carrying value of the reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than carrying value, then goodwill may be impaired and we perform the second step of the test to determine if goodwill is impaired and to measure the amount of impairment loss, if any. In the second step, we compare the implied fair value of the goodwill to its carrying amount in order to determine if there is an impairment loss. If the carrying amount of goodwill exceeds its implied fair value, then an impairment loss is recognized in an amount equal to the excess.

We estimate the fair value of the reporting unit in step one using the market approach. The market approach utilizes the Company’s number of outstanding shares and the share price on the date of the annual test to determine a market capitalization value. We estimate the implied fair value of our reporting unit in step two using the discounted cash flows approach. The implied fair value is primarily based on an estimate of the cash flows expected to result from the reporting unit but may require valuations of certain internally generated and unrecognized intangible assets such as our software, technology, patents and trademarks, and then discounted using an estimated weighted-average cost of capital. These estimates and the resulting valuations require significant judgment.

There were no impairment charges recorded related to goodwill during 2016, 2015 and 2014.

Impairment of Long‑lived Assets

We evaluate the recoverability of our long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such events or circumstances occur, an impairment test would be performed by comparing the estimated undiscounted future cash flows expected to result from the use of the asset group to the related asset group’s carrying value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. We have not recognized any such impairment loss associated with our long-lived assets during 2016, 2015 or 2014.

Income Taxes

For periods prior to the Separation our results were included in the federal income tax return of Demand Media, as well as certain state tax returns where Demand Media files on a combined basis. For periods during which our operations were included with Demand Media, income taxes are presented in these financial statements as if we filed our own tax returns on a separate return basis. We account for our income taxes using the liability and asset method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or in our tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of our deferred tax assets and valuation allowances are provided when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

We allocate the total tax expense (or benefit) between continuing operations and discontinued operations utilizing the intraperiod allocation rules of ASC 740. These rules provide for allocation of total tax expense (or benefit) among the various financial statement components.

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

Accounts receivable primarily consists of amounts due from registries and registrars, as well as gTLD amounts due from our collaboration agreement with Donuts Inc. (“Donuts”), a third-party new gTLD applicant. Receivables from registries represent refundable amounts for registrations that were placed on auto-renew status by the registries, but were not explicitly renewed by a registrant as of the balance sheet dates. We record registry services accounts receivable at the amount of the registration fees paid by us to a registry for all registrations placed on auto-renew status. Subsequent to the lapse of a prior registration period, a registrant either renews the applicable domain name with us, which results in the application of the refundable amount to a consummated transaction, or the registrant lets the domain name registration expire, which results in a refund of the applicable amount from a registry to us.

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

During 2014, depreciation expense included the write-off of internally developed software of $0.8 million. There were no impairments related to property and equipment during 2016 and 2015.

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

Advertising Costs

Advertising costs are expensed as incurred and generally consist of online advertising, sponsorships, and trade shows. Such costs are included in sales and marketing expense in our statements of operations. Advertising expense was $2.4 million, $2.6 million and $1.4 million for 2016, 2015 and 2014, respectively.

Stock-based Compensation Expense

We measure stock-based compensation expense at the grant date based on the fair value of the award. Our stock-based payment awards are comprised principally of restricted stock units and stock options. We recognize compensation expense on a straight-line basis over the requisite service period. The requisite service period is generally four years. The compensation cost is recognized net of estimated forfeiture activity.

For awards issued to employees with service based vesting conditions the fair value is estimated using the Black-Scholes Option Pricing Method (“Black-Scholes”). The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Stock-based compensation expense is classified in the consolidated statement of operations based on the department to which the related employee provides service.

The Black-Scholes approach requires management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include the expected volatility and expected term of the award.

We estimated the expected volatility of our awards from our company’s historical volatility. We calculated the weighted average expected life of our options based upon the “simplified method” as prescribed by the SEC. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury notes with terms approximately equal to the expected life of the option. The expected dividend rate is zero as we currently have no history or expectation of paying cash dividends on our common stock.

Foreign Currency Transactions

Our foreign subsidiaries have a functional currency of U.S. dollars. We record realized and unrealized foreign currency transaction gains and losses as incurred. Foreign currency transaction gains and losses are included in other income (expense) in our statements of operations. The net effect of our foreign currency gains and losses was not significant for 2016, 2015 and 2014.

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

Discontinued Operations

Components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on our operations or financial results are reported as discontinued operations. We reclassify the results of operations for current and prior periods into a single caption titled Income from discontinued operations, net of income tax in the consolidated statements of operations. In addition, assets and liabilities that qualify for reporting as discontinued operations are reflected in the consolidated balance sheets as Assets held for sale and Liabilities held for sale. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.

Adoption of New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The new standard clarified the SEC staff’s position on debt issuance costs in connection with line of credit arrangements from ASU 2015-03. The SEC staff would not object to presenting debt issuance costs as an asset if they were incurred before a debt liability is recognized or if they were associated with revolving debt arrangements. We adopted this standard on January 1, 2016. As of December 31, 2015, we had $0.3 million of debt issuance costs that remained classified as an other asset on our balance sheets because it is related to our line of credit agreement.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of as an asset, consistent with debt discounts. Debt disclosures include the face amount of the debt liability and the effective interest rate. We adopted this standard retrospectively on January 1, 2016 and changed our accounting principle accordingly. As of December 31, 2015, we reclassified $1.6 million of debt issuance costs from an other asset to a direct reduction of the carrying amount of debt liability on our balance sheets.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. For each reporting period, the new standard explicitly requires management to assess whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. Depending on the result, additional detailed disclosures may be required. The new standard is effective for interim and annual reporting periods ending after December 15, 2016 with early adoption permitted. We adopted ASU 2014-15 as of December 31, 2016 with no material impact on our financial statements.

Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the test for goodwill impairment by eliminating Step 2. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 will be applied on a prospective basis. We expect the adoption of this standard will reduce the complexity surrounding the evaluation of goodwill for impairment. The impact of this standard will depend on the outcomes of future goodwill impairment tests.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard provides specific guidance on eight cash flow classification issues, thereby reducing the diversity in practice on these issues. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. ASU 2016-15 will be applied using the retrospective transition method. We do not believe this standard will have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard replaces the current incurred loss impairment methodology with one that reflects expected credit losses and utilizes a broader range of information to make credit loss estimates. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted. We have not determined the impact of the adoption on our financial statements. Because we have trade receivables, we are working to develop a method to estimate the expected credit losses in order to record an allowance for losses on the balance sheets as required by the new standard.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of share-based payment accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We will adopt ASU 2016-09 on January 1, 2017 and withhold shares up to the employees’ maximum statutory tax rate in the employees’ applicable jurisdictions. We will prospectively recognize the income tax effects of share-based compensation in the income statement.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability for lease transactions. The new standard brings substantially all leases on the balance sheets for operating lease arrangements with lease terms greater than 12 months for lessees. This standard will require a modified retrospective application, which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. We do not intend to adopt the standard early and are currently assessing the impact of ASU 2016-02 on our financial statements. We have office space and equipment leases, of which we expect the majority to be recorded on balance sheet once the standard is adopted.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606). The new standard provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. It also requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. ASU 2014-09 was set to be effective for interim and annual periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which changed the effective date to interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on determining the proper unit of account and applying the control principle. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying when a performance obligation has been satisfied and determining how to recognize revenue when an entity grants a license to use or access its intellectual property. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which aims to reduce the risk of diversity in practice for certain aspects of Topic 606, including collectibility, noncash consideration, presentation of sales tax, and transition. The new standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with a cumulative-effect adjustment recognized at the date of adoption (modified retrospective method). We do not intend to adopt the standard early and are currently assessing the provisions of the new standard. We have not determined the transition method or impact of the adoption on our financial statements. We are continuing to assess all potential impacts of the standard including identifying distinct performance obligations, determining whether a significant financing component exists in certain arrangements with upfront payments, determining when performance obligations transfer to customers and selecting the appropriate method for measuring progress toward complete satisfaction, estimating variable consideration related to our collaboration agreement for providing back-end registry services, presentation of incremental costs to obtain a contract, and principle versus agent considerations.

3. Business Divestiture

Discontinued Operations

In November 2016, we signed a Letter of Intent with Tucows related to the sale of eNom. On January 20, 2017, Rightside completed the divestiture (the “eNom Divestiture”) of eNom, our wholly-owned registrar, to Tucows, in exchange for $83.5 million, less a net working capital adjustment of $6.8 million, resulting in net cash at closing of $76.7 million. The purchase price is subject to customary adjustments following the closing, including a working capital adjustment to the extent such amount is greater or less than the estimated net working capital amount determined at closing. Under the Stock Purchase Agreement, we will indemnify Tucows against losses arising from, among other things, breaches of representations and warranties, breaches of covenants, any pre-closing taxes, any unpaid debt or transaction expenses and certain other specified matters. In addition, we are required to maintain certain unrestricted cash and cash equivalents balances (refer to Note 10—Commitments and Contingencies for further information).

In connection with the eNom Divestiture, we and Tucows entered into a transition services agreement under which each party will compensate the other for the provision of various services to the other party, including information technology, accounting and finance, human resources and facilities services. This transition services agreement began on January 20, 2017 and ends on various dates through June 30, 2019.

The eNom Divestiture met the criteria of a “discontinued operation” as defined by ASC 205-20. eNom’s assets and liabilities are classified as held for sale in the Company’s balance sheet for all periods presented and eNom’s results of operations are included in income from discontinued operations for all periods presented.

The accounting standards for long-lived assets to be disposed of by sale require that the Company measure assets and liabilities of the disposal group, classified as held for sale, at the lower of its carrying amount or fair value less costs to sell, at the end of each reporting period. At December 31, 2016, the fair value of the eNom disposal group exceeded its carrying value and no adjustment to carrying value was required. Upon completion of the eNom Divestiture, we expect to recognize a gain of approximately $75.9 million.

The major classes of assets and liabilities included as held for sale related to eNom are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Assets
Accounts receivable, net	$6,422	$6,731
Prepaid expenses and other current assets	3,332	4,359
Deferred registration costs	65,982	66,601
Deferred registration costs, less current portion	14,441	14,441
Property and equipment, net	4,718	5,731
Intangible assets, net	1,955	2,165
Goodwill	32,121	32,121
Other assets	82	75
Total assets classified as held for sale	$129,053	$132,224

Liabilities
Accounts payable	$5,494	$5,762
Accrued expenses and other current liabilities	12,988	14,693
Deferred revenue	77,082	78,597
Deferred revenue, less current portion	18,457	18,588
Deferred tax liabilities, net	19,099	18,381
Other liabilities	468	631
Total liabilities classified as held for sale	133,588	136,652

The major classes of line items constituting the loss from discontinued operations, net of income tax, in the statements of operations for eNom, are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$155,761	$156,408	$148,935
Cost of revenue (excluding depreciation and amortization)	127,823	127,297	120,028
Sales and marketing	2,408	2,048	3,245
Technology and development	9,085	8,343	8,265
General and administrative	2,517	874	1,272
Depreciation and amortization	3,363	3,435	3,547
Gain on other assets, net	(1,300)	—	—
Income from discontinued operations before income tax	11,865	14,411	12,578
Income tax expense	4,464	5,864	7,032
Income from discontinued operations, net of income tax	$7,401	$8,547	$5,546

Income from continuing operations includes $2.2 million, $1.4 million and $0.2 million for 2016, 2015 and 2014, respectively, that were previously eliminated in the consolidated financial statements. These amounts relate to transactions between eNom and our Registry services business that were eliminated upon consolidation prior to the eNom Divestiture.

In April 2016, eNom sold the majority of its non-core registrar credentials. Registrars are required to be accredited by ICANN in order to register domain names. The registrar credentials that were sold were mainly used to increase eNom’s ability to register newly deleted domain names the instant they became available. The sale of these credentials resulted in a net gain of $1.3 million for the year ended December 31, 2016. This gain was recorded in gain on other assets, net in the table above.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2016				December 31, 2015
				Weighted				Weighted
	Gross			average	Gross			average
	carrying	Accumulated		useful	carrying	Accumulated		useful
	amount	amortization	Net	life (years)	amount	amortization	Net	life (years)
Owned website names	$13,935	$(11,198)	$2,737	4	$15,040	$(11,691)	$3,349	4
Customer relationships	8,090	(8,037)	53	4	8,090	(6,763)	1,327	4
Technology	416	(416)	—	2	416	(397)	19	2
Non-compete agreements	207	(164)	43	5	207	(122)	85	5
Trade names	1,276	(548)	728	13	1,276	(440)	836	13
gTLDs	54,348	(10,948)	43,400	10	51,988	(5,441)	46,547	10
Total	$78,272	$(31,311)	$46,961		$77,017	$(24,854)	$52,163

Identifiable finite‑lived intangible assets are amortized on a straight‑line basis over their estimated useful lives commencing on the date that the asset is available for its intended use.

Amortization expense of intangible assets was $8.7 million, $9.5 million, and $7.5 million for 2016, 2015 and 2014, respectively.

Estimated future amortization expense related to intangible assets held at December 31, 2016 (in thousands):

Years Ending December 31,	Amount
2017	$6,872
2018	6,498
2019	6,197
2020	5,976
2021	5,860
Thereafter	15,558
Total	$46,961

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Computers and other related equipment	$12,314	$14,998
Purchased and internally developed software	11,964	11,425
Furniture and fixtures	656	611
Leasehold improvements	1,037	999
Property and equipment, gross	25,971	28,033
Less: accumulated depreciation	(20,225)	(20,466)
Property and equipment, net	$5,746	$7,567

The net book value of internally developed software costs was $3.2 million and $3.7 million as of December 31, 2016 and 2015, respectively (net of $5.0 million and $3.8 million accumulated amortization, respectively).

Depreciation expense, including the write-off of internally developed software of $0.8 million in 2014, was $4.0 million, $3.5 million, and $4.4 million for 2016, 2015 and 2014, respectively.

Capital Lease

In December 2015, we entered into an agreement to lease server equipment for a term of 24 months. The agreement included related software and support services to maintain this server equipment during the lease term.

Our computers and other related equipment shown in the table above included the server equipment assets under a capital lease as follows (in thousands):

	December 31,	December 31,
	2016	2015
Computers and other related equipment	$1,046	$1,046
Less: accumulated depreciation	(363)	(15)
Assets under capital lease, net	$683	$1,031

As of December 31, 2016, the expected future minimum lease payments under the capital lease were as follows (in thousands):

Years Ending December 31,	Amount
2017	$1,550
Total minimum lease payments	1,550
Less: software and support services	(541)
Net minimum lease payments	1,009
Less: imputed interest	(26)
Present value of minimum lease payments (capital lease obligation)	$983
Current portion	983
Noncurrent portion	—

Depreciation expense related to the capital lease was $0.7 million for 2016.

6. Goodwill

As of December 31, 2016 and 2015, our goodwill balance from continuing operations was $70.9 million.

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and the identifiable intangible assets. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. Our most recent annual impairment analysis was performed in the fourth quarter, as of September 30, 2016, using the total consolidated goodwill balance of $103.0 million. The test indicated that the fair value exceeded the carrying value of the reporting unit, and therefore no impairment was identified. If we were required to record a significant impairment charge against goodwill reflected on our balance sheet during the period in which an impairment is determined to exist, we could report a greater loss in one or more future periods.

As of November 30, 2016, management determined the intent to sell the eNom business to Tucows met the held for sale criteria and we were required to perform an interim goodwill impairment assessment. In order to perform the impairment test, management first allocated the total consolidated goodwill balance between continuing operations, $70.9 million, and discontinued operations, $32.1 million, based on the relative fair values of the two components of the reporting unit. Management considered all available evidence in determining the relative fair values. Management then tested the continuing operations goodwill for impairment as of November 30, 2016 using a market approach. Based on the test performed, we determined that the fair value exceeded the carrying value and no impairment existed for goodwill from continuing operations. There were no additional known events or circumstances from November 30, 2016 through December 31, 2016 that would impact management’s conclusion.

7. gTLD Deposits

gTLD deposits consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
gTLD deposits	$2,169	$8,139

We received returns of deposits of $3.1 million and made payments and deposits of $9.7 million during 2016 and 2015, respectively, for certain gTLD applications under the New gTLD Program. Payments, deposits and returns of deposits for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts as described in Note 10—Commitments and Contingencies. These deposits are applied to the purchase of the gTLD when we are awarded the gTLD operator rights or these deposits may be returned to us if we withdraw our interest in the gTLD application.

The net gain related to the withdrawals of our interest in certain gTLD applications was $0.9 million, $9.4 million and $22.1 million for 2016, 2015 and 2014, respectively. We recorded these gains in gain on other assets, net on the statements of operations.

8. Other Balance Sheet Items

Accounts receivable consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Accounts receivable—trade	$2,752	$4,051
gTLD deposit receivable	106	19
Receivables from registries	479	505
Accounts receivable, net	$3,337	$4,575

Prepaid expenses and other currents assets consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Prepaid expenses	$2,342	$2,471
Prepaid registry fees	399	416
Note receivable	10	10
Prepaid expenses and other current assets	$2,751	$2,897

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Customer deposits	$1,807	$2,354
Accrued payroll and related items	2,257	2,209
Commissions payable	15	20
Domain owners’ royalties payable	612	1,568
Other	4,196	3,847
Accrued expenses and other current liabilities	$8,887	$9,998

9. Debt

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

The SVB Credit Facility allows SVB to require mandatory prepayments of outstanding borrowings from amounts otherwise required to prepay the term loan under the Tennenbaum Credit Facility. In March 2016, we entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”) with Silicon Valley Bank, which approves a one-time distribution of $10.0 million for the partial prepayment of our term loan under the Tennenbaum Credit Facility.

The SVB Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants. This facility has financial covenants, including a requirement that we maintain a including a maximum consolidated net leverage ratio, minimum liquidity ratio, and minimum consolidated EBITDA. As of December 31, 2016, we were in compliance with the covenants under the SVB Credit Facility.

We incurred $0.6 million in fees to establish this facility that we have capitalized on our balance sheet as deferred financing costs. We will amortize these costs on a straight-line basis into interest expense over the term of the SVB Credit Facility.

As of December 31, 2016, we had letters of credit with a face amount of $10.7 million that were issued under the SVB Credit Facility. We have also drawn $12.8 million under this facility, which we fully repaid subsequent to December 31, 2016. See Note 20—Subsequent Events for further information.

Tennenbaum Credit Facility

In August 2014, we entered into a $30.0 million term loan credit facility with certain funds managed by Tennenbaum Capital Partners LLC (“Tennenbaum Credit Facility”). Under this facility, interest is based on a rate per year equal to LIBOR plus 8.75% and is payable quarterly. Quarterly principal payments of $375,000 on the term loan began March 31, 2015.

In November 2016, we fully paid off and extinguished the aggregate outstanding principal balance of $27.4 million of our Tennenbaum Credit Facility, and recognized a loss of $4.3 million representing the difference between the reacquisition price and the net carrying amount of the extinguished debt.

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

We estimated the fair value of the warrants by using the Black-Scholes approach. Under the Black-Scholes approach our key assumptions included the following: stock price of $14.49, strike price of $15.05, volatility of 42.44%, risk-free rate of 1.67%, dividend yield of 0% and 5 year term. We used the resulting fair value to allocate the proceeds from the Tennenbaum Credit Facility between liability and equity components.

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

We incurred $3.2 million in fees to establish the Tennenbaum Credit Facility, which includes $2.3 million of deferred financing costs and $0.9 million of note discount. We capitalized these fees on our balance sheet and will amortize the fees on an effective interest method into interest expense over the term of the Tennenbaum Credit Facility. In connection with the debt extinguishment in November 2016, we wrote-off the unamortized note discount and deferred financing costs of $4.0 million.

The fair value of the Tennenbaum Credit Facility was $31.5 million as of December 31, 2015. Refer to Note 16—Fair Value of Financial Instruments for further information.

The following table presents our debt outstanding on the Tennenbaum Credit Facility (in thousands):

	December 31,	December 31,
	2016	2015
Principal	$27,375	$28,500
Unamortized note discount and deferred financing costs	—	(5,299)
Repayment of principal upon extinguishment	(27,375)	—
Carrying value	$—	$23,201

Interest expense on the Tennenbaum Credit Facility consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Contractual interest expense	$2,258	$2,760	$1,133
Amortization of issuance costs	395	496	203
Amortization of note discount	933	1,171	481
Loss on debt extinguishment	4,257	—	—
Total	$7,843	$4,427	$1,817

Capital Lease

In December 2015, we entered into a non-cancelable agreement to lease server equipment, along with the related software support and services, over a lease term of 24 months. The amount financed was $3.2 million and will be repaid in 24 equal monthly installments. We have the option to purchase the equipment at the end of the lease for an amount significantly below fair value of the equipment. As of December 31, 2016, $1.6 million of principal payments had been made. Subsequent to December 31, 2016, we fully paid off the balance on our capital lease obligation. See Note 20—Subsequent Events for further information.

10. Commitments and Contingencies

Operating Leases

We conduct our operations utilizing leased office facilities in various locations. Our leases expire between July 2017 and April 2022. Rent expense was $0.9 million, $0.7 million and $0.7 million for 2016, 2015 and 2014, respectively.

We entered into a sublease agreement in connection with the eNom Divestiture for approximately 20,500 square feet of our headquarters in Kirkland, Washington. See Note 20—Subsequent Events for further information.

Our future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows (in thousands):

Years Ending December 31,	Amount
2017	$1,409
2018	1,325
2019	588
2020	236
2021	240
Thereafter	80
Total	$3,878

Letters of Credit

In August 2014, we entered a revolving credit facility with SVB for $30.0 million. This facility allows for the issuance of up to $15.0 million of letters of credit. As of December 31, 2016, we have letters of credit totaling $10.7 million under the SVB Credit Facility. Subsequent to December 31, 2016, we reduced our letters of credit to $2.8 million under the SVB Credit Facility. See Note 20—Subsequent Events for further information.

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

Donuts Agreement

As part of our initiative to pursue the acquisition of gTLD operator rights, we have entered into a gTLD acquisition agreement (“gTLD Agreement”) with Donuts. The gTLD Agreement provides us with rights to acquire the operating and economic rights to certain gTLDs. These rights are shared equally with Donuts and are associated with specific gTLDs (“Covered gTLDs”) for which Donuts is the applicant under the New gTLD Program. We have the right, but not the obligation, to make further deposits with Donuts in the pursuit of acquisitions of Covered gTLDs, for example as part of the ICANN auction process. The operating and economic rights for each Covered gTLD will be determined through a process whereby we and Donuts each select gTLDs from the pool of Covered gTLDs, with the number of selections available to each party based upon the proportion of the total acquisition price of all Covered gTLDs that they funded. Gains on sale of our interest in Covered gTLDs are recognized when realized, while losses are recognized when deemed probable. Separately, we extended the agreement to provide certain back‑end registry services for gTLD operator rights owned by Donuts for a period of five years, which originated with the launch of Donut’s first gTLD. Outside of the collaboration, we are not an investor in Donuts nor involved in any joint venture with Donuts or its affiliates.

Indemnifications Arrangements

In the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to our customers, indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware and indemnities related to our lease agreements. In addition, our advertiser and distribution partner agreements contain certain indemnification provisions, which are generally consistent with those prevalent in our industry. We have not incurred significant obligations under indemnification provisions historically and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liability for these indemnities, commitments and guarantees in the balance sheets. We have also agreed to customary indemnification provisions to Tucows in connection with the eNom Divestiture. We are required to maintain unrestricted cash and cash equivalents of at least $8.35 million until September 20, 2017, which amount will be reduced to $6.35 million thereafter until January 20, 2018, and further reduced to $5.35 million thereafter until April 20, 2018, subject to certain conditions set forth in the stock purchase agreement.

11. Income Taxes

Prior to the Separation, our operations were included in Demand Media’s U.S. federal and state income tax returns. For periods during which our operations were included with Demand Media, income taxes are presented in these financial statements as if we filed our own tax returns on a standalone basis. These amounts may not reflect tax positions taken or to be taken by Demand Media, and have been available for use by Demand Media and may remain with Demand Media after the separation from Demand Media. Prior to the Separation, current income tax liabilities were settled with Demand Media through parent company investment. All tax amounts shown in the tables below are presented on a consolidated basis, including both continuing operations and discontinued operations.

Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(12,490)	$(10,469)	$(11,413)
Foreign	(9,351)	(3,169)	8,227
Loss before income taxes	$(21,841)	$(13,638)	$(3,186)

The table above includes income from discontinued operations before incomes taxes of $11.9 million, $14.4 million and $12.6 million for 2016, 2015, and 2014, respectively.

The income tax (expense) benefit consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current expense:
Federal	$—	$—	$—
State	(35)	(69)	(22)
Foreign	(50)	(47)	(9)
Deferred benefit (expense):
Federal	(11,580)	2,696	1,454
State	(144)	(266)	(95)
Total income tax (expense) benefit	$(11,809)	$2,314	$1,328

The table above includes income tax expense from discontinued operations of $4.5 million, $5.9 million and $7.0 million for 2016, 2015, and 2014, respectively.

The reconciliation of the federal statutory income tax rate of 34% to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Expected income tax benefit at U.S. statutory rate	$7,426	$4,637	$1,083
Foreign rate differential	(3,176)	(586)	3,988
State tax benefit, net of federal taxes	239	222	163
Non-deductible stock-based compensation expense	(452)	(776)	(2,343)
Meals and entertainment	(27)	(23)	(38)
State rate changes	(71)	(443)	(240)
Valuation allowance	(14,760)	(535)	(1,197)
Non-deductible warrant amortization	(542)	(329)	(135)
Non-deductible transaction-related expenses	(283)	—	—
Other	(163)	147	47
Total income tax (expense) benefit	$(11,809)	$2,314	$1,328

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2016	2015
Deferred tax assets
Accrued liabilities not currently deductible	$1,381	$1,467
Intangible assets - excess of financial statement amortization over tax basis	5,057	5,131
Indirect federal impact of deferred state taxes	645	777
Deferred revenue	7,870	7,360
Net operating losses	22,576	17,935
Stock-based compensation expense	908	863
Total deferred tax assets	$38,437	$33,533
Deferred tax liabilities
Deferred registration costs	$(28,642)	$(28,379)
Prepaid expenses	(1,886)	(1,627)
Goodwill not amortized for financial reporting	(15,570)	(13,893)
Intangible assets - excess of financial basis over tax basis	(750)	(829)
Property and equipment	(1,306)	(1,536)
Other	(346)	(368)
Total deferred tax liabilities	(48,500)	(46,632)
Valuation allowance	(17,138)	(2,378)
Net deferred tax liabilities	$(27,201)	$(15,477)

The table above includes net deferred tax liabilities from discontinued operations of $19.1 million and $18.4 million for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, we evaluated the need for a valuation allowance for our deferred tax assets. We reduce our deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred tax assets will not be realized. We have determined that it is more likely than not that we will not realize the benefit of our deferred tax assets. Accordingly a valuation allowance against our deferred tax assets of $17.1 million and $2.4 million was required at December 31, 2016 and 2015 respectively.

The table below presents our deferred tax asset valuation allowance activity (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance as of January 1,	$2,378	$1,843	$646
Increase in valuation allowance	14,760	535	1,197
Balance as of December 31,	$17,138	$2,378	$1,843

For the year ended December 31, 2016 the valuation allowance change primarily reflects the establishment of a $14.7 million valuation allowance on the Company’s domestic deferred tax assets, $11.6 million of which is due to the eNom Divestiture. For the year ended December 31, 2015 and 2014, the valuation allowance change reflects the additional valuation allowance on our international deferred tax assets.

We had consolidated federal net operating loss (“NOL”) carryforwards of approximately $54.6 million and $42.1 million as of December 31, 2016 and 2015, respectively, of which $42.0 million and $29.5 million are attributable to continuing operations. These NOLs expire between 2023 and 2036. We also have an Irish NOL carryforward of $19.4 million that can be carried forward indefinitely. In addition, we had state NOL carryforwards of approximately $24.0 million and $17.8 million as of December 31, 2016 and 2015, respectively, of which $5.1 million and $3.4 million are attributable to continuing operations. These state NOLs expire between 2028 and 2036.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if we were to undergo an ownership change, as defined in Section 382. Currently, we do not expect the utilization of our net operating loss and tax credit carryforwards to be materially affected by usage limitations.

Accounting standards related to stock‑based compensation exclude tax attributes related to the exercise of employee stock options from being realized in the financial statements until they result in a decrease to taxes payable. Therefore, we have not included unrealized stock option tax attributes in our deferred tax assets. Cumulative tax attributes excluded through 2016 were $1.4 million. The benefit of these deferred tax assets will be recorded to equity when they reduce taxes payable. There can be no guarantee that the options will be exercised or reduce taxes payable.

We are subject to the accounting guidance for uncertain income tax positions. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow.

Our policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during 2016 or 2015 and we do not expect our uncertain tax position to change during the next twelve months.

Since the Separation, we file tax returns on our own. Prior to the Separation, our results are included in Demand Media’s tax returns in U.S. federal, state and foreign jurisdictions. The tax years 2007‑2015 remain subject to examination by various taxing authorities.

12. Stock‑based Compensation

Our stock-based award plan grants restricted stock, stock options, stock bonuses, stock appreciation rights, restricted stock units (“RSUs”) and performance-based restricted stock units.

On August 1, 2014, as part of the Separation and the resulting conversion of equity awards, we had 1.1 million RSUs and options outstanding. Stock option holders received one Rightside stock option for every five Demand Media stock options. Holders of RSUs received 1.71 Rightside RSUs for every five Demand Media RSUs.

As of December 31, 2016, we had 2.2 million shares of common stock reserved for future grants under our equity plan. Our stock-based awards generally vest over four years and are subject to the employee’s continued employment with us. We also estimate forfeiture rates at the time of grants and revise the estimates in subsequent periods if actual forfeitures differ from our estimates. We record stock-based compensation net of estimated forfeitures.

Our stock‑based compensation expense related to stock‑based awards that has been included in the following line items within the statements of operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$62	$55	$296
Sales and marketing	700	775	1,040
Technology and development	870	825	716
General and administrative	4,196	3,871	3,237
Total stock-based compensation expense	$5,828	$5,526	$5,289

The table above includes allocated stock-based compensation expense of $0.8 million for 2014 for the employees of Demand Media whose cost of services was partially allocated to us prior to the Separation.

The table above does not include stock-based compensation expense for discontinued operations of $0.8 million, $0.8 million and $0.5 million for 2016, 2015 and 2014, respectively.

Information related to stock‑based compensation activity is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Intrinsic value of options exercised	$2	$—	$100
Intrinsic value of restricted stock units vested	4,896	3,744	2,804

As of December 31, 2016, we had $9.9 million of unrecognized stock-based compensation, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.3 years.

Stock Options

The fair value of each option granted was determined on the grant date using the Black-Scholes approach with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	5.92	N/A	N/A
Expected volatility	47.53%	N/A	N/A
Expected dividend yield	—%	N/A	N/A
Risk-free interest rate	1.34%	N/A	N/A
Estimated weighted average grant date fair value (per share)	$4.23	N/A	N/A

There were no options granted in 2015 or 2014.

Expected Term: For purposes of determining the expected term of the options in the absence of sufficient historical data relating to option exercises, the Company uses the “simplified method” as prescribed by the SEC to estimate the expected term of option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term (10 years) and the vesting term (four years) of the Company’s stock options, taking into consideration multiple vesting tranches.

Expected Volatility: The expected volatility is based on the Company’s historical stock price volatility.

Expected Dividend Yield: The Company has not declared or paid any dividends and does not expect to do so in the foreseeable future, therefore, we use an expected dividend yield of zero. Any future dividend payments will be at the discretion of our board of directors.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the option.

The following table presents a summary of our stock option activity for the year ended December 31, 2016 (in thousands, except for per share amounts and contractual term):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Shares	Per Share	(in years)	Value
Outstanding as of December 31, 2015	84	$13.84
Granted	316	9.25
Exercised	(1)	5.50
Cancelled	(7)	14.23
Outstanding as of December 31, 2016	392	10.15	7.9	$18

Exercisable as of December 31, 2016	88	$13.60	3.2	$18

Restricted Stock Units

The following table presents a summary of our RSU activity for the year ended December 31, 2016 (in thousands, except for per share amounts):

		Weighted
		Average
	Shares	Share Value
Outstanding as of December 31, 2015	1,266	$9.75
Granted	580	8.43
Vested	(533)	10.14
Cancelled	(113)	9.11
Outstanding as of December 31, 2016	1,200	$8.99

13. Employee Benefit Plan

We offer defined contribution plans covering eligible employees in the United States and foreign locations. The plan allows employees to voluntarily contribute a percentage of their compensation. We may, at our discretion, match a portion of employees’ eligible contributions. Our expense associated with the contribution plans was $0.3 million, $0.2 million and $0.2 million for 2016, 2015 and 2014, respectively.

14. Business Segments

We follow the authoritative literature that established annual and interim reporting standards for an entity’s operating segments and related disclosures about its products and services, geographic regions and major customers. We operate in one operating segment. Our chief operating decision maker (“CODM”) manages our operations on a global basis for purposes of evaluating financial performance and allocating resources. The CODM reviews separate revenue information for our Registrar services, Registry services, and Aftermarket and other services. All other financial information is reviewed by the CODM on a global basis. Our operations are located in the United States, Ireland, Canada and Cayman Islands. We also have a wholly foreign-owned enterprise in China.

Revenue from our Registrar services, Registry services, and Aftermarket and other services offerings are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Registrar services	$29,120	$24,852	$19,386
Registry services	11,785	8,438	1,917
Aftermarket and other	22,620	25,377	22,045
Eliminations	(1,401)	(1,238)	(306)
Total revenue	$62,124	$57,429	$43,042

The amounts in the Eliminations line reflect the elimination of intercompany transactions between our Registry and Registrar services businesses.

	Year Ended December 31,
	2016	2015	2014
United States	$43,764	$41,776	$30,057
International	18,360	15,653	12,985
Total	$62,124	$57,429	$43,042

No international country represented more than 10% of total revenue in any period presented.

15. Transactions with Related Parties and Parent Company Investment

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

Prior to the Separation, we recorded the following costs incurred and allocated by Demand Media in our statements of operations as follows (in thousands):

Year Ended December 31,
2014
Cost of revenue	$215
Sales and marketing	1,452
Technology and development	6,684
General and administration	10,768
Depreciation and amortization	2,391
Total allocated expenses	$21,510

The table above includes allocated stock-based compensation expense of $0.8 million for 2014 for the employees of Demand Media whose cost of services was partially allocated to us.

The net decrease in the parent company investment of $28.0 million for 2014 includes cash transfers to Demand Media, net of allocated expenses, assets and liabilities.

16. Fair Value of Financial Instruments

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

Assets and liabilities that are not recognized at fair value in our consolidated financial statements but for which the fair value is disclosed, are summarized below (in thousands):

	Carrying	Fair Value Measurement Using			Total
As of December 31, 2016	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Note receivable	$10	$—	$—	$10	$10
Liabilities:
Debt	$12,800	$—	$—	$12,800	$12,800

	Carrying	Fair Value Measurement Using			Total
As of December 31, 2015	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Note receivable	$10	$—	$—	$10	$10
Liabilities:
Debt	$23,201	$—	$—	$31,489	$31,489

Our note receivable is short-term in nature and its carrying value approximates fair value. This is classified as a Level 3 measurement.

As of December 31, 2016, the draw on our revolving line of credit is short-term in nature and its carrying value approximates fair value. This is classified as a Level 3 measurement.

As of December 31, 2015, the fair value of our Tennenbaum Credit Facility debt is estimated based on the discounted cash flow approach, using the current cost of debt available to us with similar loan terms and remaining maturities. As of December 31, 2015, the current cost of debt available to us was 6%. Because these estimates utilize significant unobservable inputs, we classify our debt as a Level 3 measurement.

The current cost of debt is considered a significant unobservable input used in the fair value measurement of our debt. This significant unobservable input would have a direct impact on the fair value of our debt if it were adjusted. Consequently, significant increases or decreases in the cost of debt would result in a significantly higher or lower fair value. At December 31, 2015, a hypothetical 10% increase or decrease in the cost of debt would change the fair value of our debt, classified as Level 3 within the fair value hierarchy, by $0.5 million.

The following table presents a reconciliation of our debt measured at fair value using unobservable inputs (Level 3) (in thousands):

Amount
Balance as of December 31, 2015	$31,489
Principal and interest payments on debt	(3,233)
Change in fair value of future payments on debt	2,227
Repayment of debt	(30,483)
Issuance of short-term debt	12,800
Balance as of December 31, 2016	$12,800

The following table presents a reconciliation of our note receivable measured at fair value using unobservable inputs (Level 3) (in thousands):

Amount
Balance as of December 31, 2015	$10
Repayments on note receivable	—
Balance as of December 31, 2016	$10

17. Earnings (loss) per share

Basic and diluted earnings (loss) per share were calculated using the following (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Loss from continuing operations	$(41,051)	$(19,871)	$(7,404)
Income from discontinued operations	7,401	8,547	5,546
Net loss	(33,650)	(11,324)	(1,858)
Weighted average number of shares outstanding:
Basic	19,308	18,867	18,452
Diluted	19,308	18,867	18,452
Basic (loss) income per share attributable to common stockholders:
Continuing operations	$(2.12)	$(1.05)	$(0.40)
Discontinued operations	0.38	0.45	0.30
Basic (loss) income per share	$(1.74)	$(0.60)	$(0.10)
Diluted (loss) income per share attributable to common stockholders:
Continuing operations	$(2.12)	$(1.05)	$(0.40)
Discontinued operations	0.38	0.45	0.30
Diluted (loss) income per share	$(1.74)	$(0.60)	$(0.10)

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

For 2016, 2015 and 2014, we excluded approximately 209,000, 48,100 and 32,600 shares, respectively, of restricted stock units and stock options from the calculation of diluted weighted average shares outstanding as their inclusion would have been antidilutive. The $15.05 exercise price per share on the stock warrants related to the Tennenbaum Credit Facility did not have a dilutive effect for 2016, 2015 or 2014.

18. Concentrations

Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At December 31, 2016 and 2015, our cash and cash equivalents were maintained with one major U.S. financial institution and two foreign banks. We also used online payment processors, such as PayPal, in both periods. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects us to concentration of credit risk. We have not experienced any losses related to these balances and do not believe there is unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Partners comprising more than 10% of the accounts receivable balance were as follows:

	December 31,
	2016	2015
Advertising network partner	28%	47%
Partner A	21	14
Partner C	12	6

Significant Customers

A substantial portion of our revenue is generated through arrangements with one partner noted below. We may not be successful in renewing these agreements on commercially acceptable terms, or at all, and if they are renewed, they may not be on terms as favorable as the current agreements.

The percentage of revenue generated through partners representing more than 10% of revenue is as follows:

	Year Ended December 31,
	2016	2015	2014
Advertising network partner	30%	39%	41%

19. Selected Quarterly Financial Information (Unaudited)

The following unaudited quarterly financial information presents our quarterly and full year financial information (in thousands, except per share information):

	Three months ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
2016
Revenue	$16,606	$15,774	$14,835	$14,909	$62,124
Loss from continuing operations before income taxes	(8,197)	(5,831)	(9,117)	(10,561)	(33,706)
Loss from continuing operations	(6,251)	(4,447)	(6,954)	(23,399)	(41,051)
Income from discontinued operations, net of income taxes	1,145	1,975	2,525	1,756	7,401
Net loss	(5,106)	(2,472)	(4,429)	(21,643)	(33,650)
Loss from continuing operations per share attributable to common stockholders:
Basic	$(0.33)	$(0.23)	$(0.36)	$(1.20)	$(2.12)
Diluted	(0.33)	(0.23)	(0.36)	(1.20)	(2.12)

2015
Revenue	$12,660	$13,349	$15,090	$16,330	$57,429
Loss from continuing operations before income taxes	(2,442)	(10,217)	(7,638)	(7,752)	(28,049)
Loss from continuing operations	(1,730)	(7,238)	(5,412)	(5,491)	(19,871)
Income from discontinued operations, net of income taxes	3,606	1,565	2,008	1,368	8,547
Net income (loss)	1,876	(5,673)	(3,404)	(4,123)	(11,324)
Loss from continuing operations per share attributable to common stockholders:
Basic	$(0.09)	$(0.38)	$(0.29)	$(0.29)	$(1.05)
Diluted	(0.09)	(0.38)	(0.29)	(0.29)	(1.05)

Seasonality of Quarterly Results

In general, internet usage and online commerce and advertising are seasonally strongest in the fourth quarter and generally slower during the beginning of the year. We believe that these seasonal trends have affected and will continue to affect our quarterly results. We believe that our business may become more seasonal in the future.

20. Subsequent Events

On January 20, 2017, we completed the divestiture of eNom, our wholly-owned registrar, to Tucows. See Note 3—Business Divestiture for additional information. Concurrently, we entered into a sublease agreement with eNom in connection with the eNom Divestiture for approximately 20,500 square feet of our headquarters in Kirkland, Washington. On January 20, 2017, we repaid the $12.8 million draw on our revolving line of credit with Silicon Valley Bank and entered into a Limited Consent and Amendment No. 4 to Credit Agreement (“Amendment No. 4”) with Silicon Valley Bank to release eNom as a party to the SVB Credit Facility in connection with the eNom Divestiture. In addition, Amendment No. 4 suspends the availability period for revolving loans, lowers the total commitment from $30.0 million to $15.0 million and amends certain financial covenants. We also reduced our outstanding letters of credit with Silicon Valley Bank to $2.8 million as of February 27, 2017. On January 20, 2017, we paid off the remaining balance of $1.5 million on our leased server equipment and related software support and services. On February 28, 2017, we announced that our board of directors authorized a stock repurchase program of up to $50 million of the Company’s outstanding common stock, effective immediately. The stock repurchase program will be in place for up to 24 months.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1

Separation and Distribution Agreement between Demand Media, Inc. and Rightside Group, Ltd., dated August 1, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 4, 2014 (File No. 001-36262)).

2.2

Purchase Agreement between Rightside Group, Ltd., eNom, Incorporated, Tucows Inc. and Tucows (Emerald), LLC dated January 20, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017 (File No. 001-36262)).

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

10.7

Amendment No. 2 to Credit Agreement between Rightside Group, Ltd., certain of its subsidiaries and Silicon Valley Bank, dated June 24, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2015 (File No. 001-36262)).

10.8

Guarantee and Collateral Agreement (U.S. Entities) between Rightside Group, Ltd., the other grantors listed therein and Silicon Valley Bank, dated August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2014 (File No. 001-36262)).

Exhibit No.	Description of Exhibit
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

10.17

Security Deed (Debenture) between Rightside Domains Europe Limited and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.18

Second Priority Charge Over Shares in United TLD Holdco Ltd. between DMIH Limited and Obsidian Agency Services, Inc., dated August 6, 2014 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.19#

Google Services Agreement between Rightside Group, Ltd. and Google Inc., effective as of August 1, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014 (File No. 001-36262)).

10.20#

Master Agreement between eNom, Incorporated, United TLD Holdco, Ltd. and Namecheap, Inc., dated July 31, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2015 (File No. 001-36262)).

10.21#

First Amendment to Agreement between eNom Incorporated, United TLD Holdco, Ltd. and Namecheap, Inc. dated January 29, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on March 11, 2016 (File No. 001-36262)).

10.22#

Senior Unsecured Promissory Note between Rightside Group, Ltd. and Namecheap, Inc., issued October 17, 2014. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 23, 2015 (File No. 001-36262)).

Exhibit No.	Description of Exhibit
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

10.36*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).
10.37*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on July 3, 2014 (File No. 001-36262)).
10.38*	Amended and Restated Employment Agreement between Demand Media and Matthew Delgado, dated July 2013.
10.39*	Assignment, Assumption and Amendment Agreement between Demand Media, Inc., Rightside Group, Ltd. and Matthew Delgado, dated August 1, 2014.

Exhibit No.	Description of Exhibit
10.40*

Non-Executive Chairman Agreement between Rightside Group, Ltd. and David E. Panos, dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2016 (File No. 001-36262)).

10.41#

Google Services Agreement between Rightside Group, Ltd. and Google Inc., effective as of August 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016 (File No. 001-36262)).

10.42

Amendment No. 3 to Credit Agreement between Rightside Group, Ltd., certain of its subsidiaries and Silicon Valley Bank, dated as of March 30, 2016, as corrected (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016 (File No. 001-36262)).

10.43

Limited Consent and Amendment No. 4 of Credit Agreement between Rightside Group, Ltd. and certain of its subsidiaries and Silicon Valley Bank, dated as of January 20, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (File No. 001-36262)).

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