Form 10-Q
period 2017-03-31
RIGHTSIDE GROUP, LTD.
filed 2017-05-09
CIK 1589094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Registrant’s telephone number, including area code: (425) 298-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2017, the registrant had 19,424,529 shares of common stock, $0.0001 par value per share, outstanding.

RIGHTSIDE GROUP, LTD.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Rightside Group, Ltd.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$69,949	$31,922
Accounts receivable, net	6,094	3,498
Available-for-sale investments, at fair value (amortized cost of $13,026)	13,024	—
Prepaid expenses and other current assets	2,967	2,590
Deferred registration costs	8,504	9,063
Assets of discontinued operations	—	129,053
Total current assets	100,538	176,126
Deferred registration costs, less current portion	1,640	1,594
Property and equipment, net	5,392	5,746
Intangible assets, net	45,129	46,961
Goodwill	70,921	70,921
gTLD deposits	1,517	2,169
Other assets	510	671
Total assets	$225,647	$304,188

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$771	$1,080
Accrued expenses and other current liabilities	7,417	8,887
Debt	—	12,800
Capital lease obligation	—	983
Deferred revenue	20,111	19,475
Liabilities of discontinued operations	—	133,588
Total current liabilities	28,299	176,813
Deferred revenue, less current portion	4,917	4,429
Deferred tax liabilities, net	8,179	8,102
Other liabilities	372	261
Total liabilities	41,767	189,605
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 20,000 shares authorized Shares issued and outstanding: 0 and 0	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized Shares issued and outstanding: 19,503 and 19,539	2	2
Additional paid-in capital	151,969	152,421
Accumulated other comprehensive loss	(2)	—
Retained earnings (accumulated deficit)	31,911	(37,840)
Total stockholders’ equity	183,880	114,583
Total liabilities and stockholders’ equity	$225,647	$304,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rightside Group, Ltd.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$14,426	$16,606
Cost of revenue (excluding depreciation and amortization)	8,480	10,539
Sales and marketing	1,897	2,111
Technology and development	2,372	3,137
General and administrative	4,572	4,652
Depreciation and amortization	2,537	3,178
(Gain) loss on other assets, net	(120)	1
Interest expense	124	1,235
Other income, net	(51)	(50)
Loss from continuing operations before income tax	(5,385)	(8,197)
Income tax expense (benefit)	247	(1,945)
Loss from continuing operations	(5,632)	(6,252)
Income from discontinued operations, net of income tax of $39 and $1,577	75,383	1,145
Net income (loss)	$69,751	$(5,107)

Basic income (loss) per share attributable to common stockholders:
Continuing operations	$(0.29)	$(0.33)
Discontinued operations	3.85	0.06
Basic income (loss) per share	$3.56	$(0.27)
Diluted income (loss) per share attributable to common stockholders:
Continuing operations	$(0.29)	$(0.33)
Discontinued operations	3.85	0.06
Diluted income (loss) per share	$3.56	$(0.27)
Weighted average number of shares outstanding:
Basic	19,583	19,146
Diluted	19,583	19,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rightside Group, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$69,751	$(5,107)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(2)	—
Tax effect	—	—
Other comprehensive loss, net of tax	(2)	—
Comprehensive income (loss)	$69,749	$(5,107)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rightside Group, Ltd.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$69,751	$(5,107)
Less: Income from discontinued operations, net of income tax	75,383	1,145
Loss from continuing operations	(5,632)	(6,252)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,537	3,178
Amortization of discount and issuance costs on debt	50	452
Deferred income taxes	77	(1,961)
Stock-based compensation expense	1,462	1,234
(Gain) loss on gTLD application withdrawals, net	(120)	1
Gain on sale and disposal of assets, net	(4)	(14)
Change in operating assets and liabilities:
Accounts receivable	(2,230)	(1,016)
Prepaid expenses and other current assets	(378)	768
Deferred registration costs	512	81
Other long-term assets	(99)	76
Accounts payable	(309)	657
Accrued expenses and other liabilities	(596)	(51)
Deferred revenue	1,124	1,228
Net cash used in operating activities from continuing operations	(3,606)	(1,619)
Net cash (used in) provided by operating activities from discontinued operations	(2,300)	2,124
Net cash (used in) provided by operating activities	(5,906)	505
Cash flows from investing activities
Purchases of property and equipment	(429)	(479)
Purchases of intangible assets	(6)	(207)
Purchases of fixed maturities	(13,027)	—
Payments, deposits and returns of deposits for gTLD applications	259	3,021
Proceeds from gTLD withdrawals	125	125
Proceeds from sale of assets	31	116
Net cash (used in) provided by investing activities from continuing operations	(13,047)	2,576
Net cash provided by (used in) investing activities from discontinued operations	72,677	(243)
Net cash provided by investing activities	59,630	2,333
Cash flows from financing activities
Principal payments on capital lease obligations	(983)	(250)
Principal payments on debt	(12,800)	(375)
Shares repurchased	(1,620)	—
Proceeds from stock option exercises	31	3
Payments of tax withholdings on restricted stock awards	(325)	(332)
Net cash used in financing activities from continuing operations	(15,697)	(954)
Change in cash and cash equivalents	38,027	1,884
Cash and cash equivalents, beginning of period	31,922	45,095
Cash and cash equivalents, end of period	$69,949	$46,979
Supplemental disclosure of cash flows
Cash paid for interest	$168	$744
Cash paid for income taxes	26	41

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

eNom Divestiture

On January 20, 2017, we completed the sale of eNom, Incorporated (“eNom”), our wholly-owned registrar, through a Stock Purchase Agreement with Tucows Inc. (“Tucows”) in exchange for $83.5 million, less a net working capital adjustment of $5.8 million, resulting in net cash at closing of $77.7 million.

Basis of Presentation

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. We will refer to our condensed consolidated financial statements as “financial statements,” “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity,” and “statements of cash flows” herein.

Interim Financial Statements

We have prepared the unaudited condensed consolidated interim financial statements on the same basis as the audited financial statements and have included all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of our financial statements. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year.

The unaudited condensed consolidated interim financial statements have been prepared in accordance with GAAP. They do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to current presentation. These reclassifications did not affect assets, liabilities, net income, cash flows or equity for the periods presented.

Revisions

We determined that the change in unpaid purchases of assets was misclassified in the statements of cash flows for the three months ended March 31, 2016. For the three months ended March 31, 2016, this classification error resulted in an overstatement of cash outflows from operations of $0.4 million and an overstatement of cash inflows from investing activities of $0.4 million.

2.  Summary of Significant Accounting Policies and Accounting Pronouncements

Refer to our audited financial statements included in our Form 10-K as filed with the SEC on March 15, 2017, for a complete discussion of all significant accounting policies.

Adoption of New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of share-based payment accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard on January 1, 2017 and now withhold shares up to the employees’ maximum statutory tax rate in the employees’ applicable jurisdictions. We also now recognize the income tax effects of share-based compensation in the statements of operations.

Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the test for goodwill impairment by eliminating Step 2. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This standard will be applied on a prospective basis. We expect the adoption of ASU 2017-04 will reduce the complexity surrounding the evaluation of goodwill for impairment. The impact of this standard will depend on the outcomes of future goodwill impairment tests.

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

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. It also requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. ASU 2014-09 was set to be effective for interim and annual periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which changed the effective date to interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on determining the proper unit of account and applying the control principle. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying when a performance obligation has been satisfied and determining how to recognize revenue when an entity grants a license to use or access its intellectual property. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which aims to reduce the risk of diversity in practice for certain aspects of Topic 606, including collectibility, noncash consideration, presentation of sales tax, and transition. The new standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with a cumulative-effect adjustment recognized at the date of adoption (modified retrospective method). We do not intend to adopt the standard early and are currently assessing the provisions of the new standard. We have not yet determined the transition method or quantitative impact of the adoption on our financial statements. We are in the process of reviewing our historical revenue and contract cost arrangements in order to assess all potential impacts of the standard. As part of this review, we are identifying distinct performance obligations, determining whether a significant financing component exists in certain arrangements with upfront payments, determining when performance obligations transfer to customers and selecting the appropriate method for measuring progress toward complete satisfaction. In addition, we are determining methodologies for estimating variable consideration related to our collaboration agreement for providing back-end registry services, presentation of incremental costs to obtain a contract, and principle versus agent considerations.

3.  Business Divestiture

Discontinued Operations

On January 20, 2017, Rightside completed the divestiture (the “eNom Divestiture”) of eNom, our wholly-owned registrar, to Tucows, in exchange for $83.5 million, less a net working capital adjustment of $5.8 million, resulting in net cash at closing of $77.7 million. Under the Stock Purchase Agreement, we will indemnify Tucows against losses arising from, among other things, breaches of representations and warranties, breaches of covenants, any pre-closing taxes, any unpaid debt or transaction expenses and certain other specified matters. In addition, we are required to maintain certain unrestricted cash and cash equivalents balances. Upon completion of the eNom Divestiture, we recognized a gain of $75.6 million on the statements of operations within income from discontinued operations, net of income tax. The eNom Divestiture resulted in a loss for tax purposes since Rightside’s tax basis in its eNom stock exceeded the proceeds from the sale.

In connection with the eNom Divestiture, we and Tucows entered into a transition services agreement under which each party will compensate the other for the provision of various services to the other party, including information technology, accounting and finance, human resources and facilities services. The obligations under this transition services agreement began on January 20, 2017 and ends on various dates through June 30, 2019.

The eNom Divestiture met the criteria of a “discontinued operation” as defined by ASC 205-20. eNom’s assets and liabilities are classified as discontinued operations in our balance sheet for all periods presented and eNom’s results of operations and gain on sale, net of income taxes, of $75.4 million are included in income from discontinued operations in our statements of operations for all periods presented.

The major classes of assets and liabilities included as discontinued operations related to eNom are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Assets
Accounts receivable, net	$—	$6,422
Prepaid expenses and other current assets	—	3,332
Deferred registration costs	—	65,982
Deferred registration costs, less current portion	—	14,441
Property and equipment, net	—	4,718
Intangible assets, net	—	1,955
Goodwill	—	32,121
Other assets	—	82
Total assets of discontinued operations	$—	$129,053

Liabilities
Accounts payable	$—	$5,494
Accrued expenses and other current liabilities	—	12,988
Deferred revenue	—	77,082
Deferred revenue, less current portion	—	18,457
Deferred tax liabilities, net	—	19,099
Other liabilities	—	468
Total liabilities of discontinued operations	$—	133,588

The major classes of line items constituting the income from discontinued operations in the statements of operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue	$7,798	$38,975
Cost of revenue (excluding depreciation and amortization)	6,909	31,838
Sales and marketing	196	527
Technology and development	655	2,747
General and administrative	82	273
Depreciation and amortization	174	868
(Loss) income from discontinued operations before income tax	(218)	2,722
Income tax expense	39	1,577
(Loss) income from discontinued operations, net of income tax	$(257)	$1,145
Gain on sale	75,640	—
Income from discontinued operations	$75,383	$1,145

Loss from continuing operations includes $0.1 million and $0.5 million of revenue for the three months ended March 31, 2017 and 2016, respectively, which was previously eliminated in the consolidated financial statements. These amounts relate to transactions between eNom and our Registry services business that were eliminated upon consolidation prior to the eNom Divestiture.

4.  Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Owned website names	$13,625	$(11,216)	$2,409	$13,935	$(11,198)	$2,737
Customer relationships	8,224	(8,224)	—	8,090	(8,037)	53
Technology	416	(416)	—	416	(416)	—
Non-compete agreements	207	(174)	33	207	(164)	43
Trade names	1,276	(584)	692	1,276	(548)	728
gTLDs	54,348	(12,353)	41,995	54,348	(10,948)	43,400
Total	$78,096	$(32,967)	$45,129	$78,272	$(31,311)	$46,961

Amortization expense of intangible assets was $1.8 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

Estimated future amortization expense related to intangible assets held as of March 31, 2017 (in thousands):

Years Ending December 31,	Amount
2017 (April 1, 2017 to December 31, 2017)	$5,081
2018	6,490
2019	6,190
2020	5,970
2021	5,855
Thereafter	15,543
Total	$45,129

5.  gTLD Deposits

As of March 31, 2017 and December 31, 2016, our gTLD deposits were $1.5 million and $2.2 million, respectively. During the three months ended March 31, 2017, we received $0.3 million related to the settlement of certain gTLD applications under the New gTLD Program. Payments, deposits and returns of deposits for gTLD applications represent amounts paid directly to ICANN or third parties in the pursuit of gTLD operator rights, the majority of which was paid to Donuts Inc. These deposits would be applied to the purchase of the gTLD if we are awarded the gTLD operator rights or these deposits may be returned to us if we withdraw our interest in the gTLD application. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable.

The settlement of our interest in certain gTLD applications resulted in a net gain of $0.1 million for the three months ended March 31, 2017 and the withdrawal of our interest in certain gTLD applications resulted in a net loss of $1,000 for the three months ended March 31, 2016. We recorded these gains and losses in (gain) loss on other assets, net, on the statements of operations.

6.  Debt

Silicon Valley Bank Credit Facility

On January 20, 2017, we fully repaid the $12.8 million draw on our revolving line of credit with Silicon Valley Bank (“SVB Credit Facility”) and entered into a Limited Consent and Amendment No. 4 to Credit Agreement (“Amendment No. 4”) with Silicon Valley Bank to release eNom as a party to the SVB Credit Facility in connection with the eNom Divestiture. In addition, Amendment No. 4 suspends the availability period for revolving loans, lowers the total commitment from $30.0 million to $15.0 million and amends certain financial covenants.

7.  Commitments and Contingencies

Letters of Credit

As of March 31, 2017, we have letters of credit totaling $2.8 million under the SVB Credit Facility.

Litigation

From time to time, we are party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in our belief, could have a material adverse effect on our future financial results.

8.  Investments

Our available-for-sale investments by major security type are as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2017	Cost	Gains	Losses	Value
Fixed maturities:
Asset-backed securities	$3,495	$—	$—	$3,495
Corporate securities	3,604	—	(2)	3,602
Commercial paper	5,927	—	—	5,927
Total	$13,026	$—	$(2)	$13,024

The following table presents gross unrealized losses and fair values of our available-for-sale investments (in thousands). The table is aggregated by investment category and presents separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less than 12 Months		12 Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
As of March 31, 2017	Value	Losses	Value	Losses
Fixed maturities:
Asset-backed securities	$1,251	$—	$—	$—
Corporate securities	2,351	(2)	—	—
Total	$3,602	$(2)	$—	$—

We had no investments as of December 31, 2016.

We invest in securities that are rated investment grade or better. As of March 31, 2017, our investments are all due within one year or less.

We review the individual securities in our portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. We determined that as of March 31, 2017, there were no investments in our portfolio that were other-than-temporarily impaired.

9.  Stockholders’ Equity

Stock repurchase program

In February 2017, we announced that our board of directors authorized a stock repurchase program of up to $50 million of our outstanding common stock, effective immediately. The stock repurchase program will be in place for up to 24 months. Under the stock repurchase program, repurchases may be made from time to time in the open market. The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The repurchase program may be limited, suspended or discontinued at any time without prior notice.

The following table presents the open-market share purchase activity, exclusive of purchase and administrative costs (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Total number of shares purchased	174	—
Average price paid per share	$9.32	$—
Total cost	$1,620	$—

10.  Fair Value of Financial Instruments

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

The following tables present the fair value of our financial instruments classified by the valuation hierarchy described above. The financial instruments are separated between those measured at fair value on a recurring basis and those not carried at fair value, but for which disclosure of fair value is required (in thousands):

	Carrying	Fair Value Measurement Using			Total
As of March 31, 2017	Value	Level 1	Level 2	Level 3	Fair Value
Measured at fair value on a recurring basis:
Assets
Fixed maturities:
Asset-backed securities	$3,495	$—	$3,495	$—	$3,495
Corporate securities	3,602	—	3,602	—	3,602
Commercial paper	5,927	—	5,927	—	5,927
Total fixed maturities	13,024	—	13,024	—	13,024
Subject to fair value disclosure requirements:
Cash equivalents	$31,959	$31,959	$—	$—	$31,959
Note receivable	10	—	—	10	10

	Carrying	Fair Value Measurement Using			Total
As of December 31, 2016	Value	Level 1	Level 2	Level 3	Fair Value
Subject to fair value disclosure requirements:
Assets
Note receivable	$10	$—	$—	$10	$10
Liabilities
Debt	12,800	—	—	12,800	12,800

Our note receivable is short-term in nature and its carrying value approximates fair value. This is classified as a Level 3 measurement.

The fair value of our debt, the draw on our revolving line of credit, is short-term in nature and its carrying value approximates fair value. This is classified as a Level 3 measurement.

The following table presents a reconciliation of our debt measured at fair value using unobservable inputs (Level 3) (in thousands):

Amount
Balance as of December 31, 2016	$12,800
Repayment of debt	(12,800)
Balance as of March 31, 2017	$—

The following table presents a reconciliation of our note receivable measured at fair value using unobservable inputs (Level 3) (in thousands):

Amount
Balance as of December 31, 2016	$10
Repayments on note receivable	—
Balance as of March 31, 2017	$10

11.  Business Segments

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

Revenue derived from our Registrar services, Registry services, and Aftermarket and other offerings are as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Registrar services	$7,259	$7,038
Registry services	3,176	2,639
Aftermarket and other	4,348	7,275
Eliminations	(357)	(346)
Total revenue	$14,426	$16,606

Amounts in the Eliminations line reflect the elimination of intercompany charges between our Registrar and Registry services businesses.

Revenue by geographic location is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
United States	$10,077	$12,290
International	4,349	4,316
Total	$14,426	$16,606

No international country represented more than 10% of total revenue in any period presented.

12.  Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated using the following (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Loss from continuing operations	$(5,632)	$(6,252)
Income from discontinued operations	75,383	1,145
Net income (loss)	69,751	(5,107)

Weighted average number of shares outstanding:
Basic	19,583	19,146
Diluted	19,583	19,146

Basic income (loss) per share attributable to common stockholders:
Continuing operations	$(0.29)	$(0.33)
Discontinued operations	3.85	0.06
Basic income (loss) per share	$3.56	$(0.27)

Diluted income (loss) per share attributable to common stockholders:
Continuing operations	$(0.29)	$(0.33)
Discontinued operations	3.85	0.06
Diluted income (loss) per share	$3.56	$(0.27)

For the three months ended March 31, 2017 and 2016, we excluded approximately 108 thousand and 131 thousand shares, respectively, of restricted stock units and stock options from the calculation of diluted weighted average shares outstanding as their inclusion would have been antidilutive. The $15.05 exercise price per share on the stock warrants related to the Tennenbaum Credit Facility did not have a dilutive effect for any period presented.

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
•

the implementation of our business model and strategic plans for our business, including our ability to improve margin structure through pricing optimization, restructuring and cost reduction initiatives;

•	our expectations regarding the level of consumer demand for new gTLDs and our ability to capitalize on this demand;
•	the possibility that acquisitions and divestitures may not achieve their intended benefits, and involve unexpected costs or delays;
•	our ability to effectively manage excess cash and related investment strategies;
•	our ability to generate sufficient cash flows to implement our business strategy;
•	legal, regulatory, accounting and tax developments, including additional requirements imposed by changes in federal, state or foreign laws and regulations;
•	our strategic relationships, including with the Internet Corporation for Assigned Names and Numbers (“ICANN”);
•	our ability, or our third party advertising partners’ ability, to adapt to policy changes by online networks;
•	our ability to enter into and maintain agreements on favorable terms with commercial partners, including with registry operators, registrars, service providers and distributors;
•	our ability to effectively manage our growth;
•	our ability to enhance our existing products and services and introduce new products and services;
•	our ability to evaluate and respond to unsolicited proposals to acquire certain of our assets;
•	our ability to adequately protect our intellectual property rights;
•	the impact of our share repurchase program;

•	our ability to timely and effectively maintain, scale and adapt our existing technology and network infrastructure and security;
•	our ability to hire and retain key personnel, and attract qualified officers and directors; and
•	the impact of actions by stockholder activists.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included elsewhere in this report. Throughout this discussion and analysis, where we provide discussion of the three months ended March 31, 2017, compared to the same periods in 2016, we refer to the prior periods as “2016.”

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

On January 20, 2017, we completed the divestiture (the “eNom Divestiture”) of eNom, Incorporated (“eNom”), our wholly-owned registrar services business, to Tucows Inc. (“Tucows”). eNom’s registrar services business provides infrastructure services that enable a network of active resellers to offer domain name registration services to their customers. As part of the eNom Divestiture, Tucows also acquired eNom’s interest in its joint venture with Web.com for NameJet, LLC (“NameJet”), which offers domain name auction services to consumers. All references made to financial data, non-financial metrics and our business in this Quarterly Report on Form 10-Q are to the Company’s continuing operations (after giving effect to the eNom Divestiture), unless specifically noted. See Note 3—Business Divestiture within the accompanying consolidated financial statements for additional information.

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

Our retail registrar, Name.com, directly offers domain name registration services to almost 0.25 million consumers and businesses worldwide. As of March 31, 2017, we had approximately 1.9 million domain names under management. Our domain name registration and related services, as well as our developed proprietary tools and services enable us to identify and acquire, as well as monetize and sell, domain names, both for our own portfolio of domain names as well as for our customers’ domain names.

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

First Quarter Highlights

Below are our key highlights as of and for the three months ended March 31, 2017. All comparisons are relative to the fiscal first quarter 2016.

•	Total revenue was $14.4 million compared to $16.6 million.
•	Registrar services revenue was $7.3 million compared to $7.0 million.
•	Registry services revenue increased 20% to $3.2 million from $2.6 million.
•	Net income was $69.8 million, inclusive of a $75.6 million gain from the sale of eNom, compared to net loss of $5.1 million.
•

Adjusted earnings before interest, income taxes, depreciation and amortization from continuing operations (“Adjusted EBITDA from continuing operations”), a non-GAAP financial measure, was $(0.9) million compared to $(2.2) million.

•	Cash, cash equivalents and available-for-sale investments totaled approximately $83.0 million.

Opportunities, Challenges and Risks

Our revenue is derived from domain name registrations and related value‑added service subscriptions from our retail customers of our registrar platform, as well as from our Aftermarket and other services business. Over the past few years our revenue growth has been driven by strong growth in Name.com, our retail registrar, and significant growth from our Registry services business since its launch in the first quarter of 2014. Going forward, we expect growth in our Registry services business as we narrow our focus on this faster growing, stronger margin and more profitable business.

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

We received refunds of deposits of $0.3 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively, for gTLD applications under the New gTLD Program. These payments and deposits represent amounts paid directly to ICANN and third parties in the pursuit of certain exclusive gTLD operator rights. We capitalize payments made for gTLD applications and other acquisition related costs, and include them in other long‑term assets and intangible assets on the balance sheets. As part of the New gTLD Program, we have received partial cash refunds for certain gTLD applications and to the extent we elect to sell or withdraw certain gTLD applications throughout the process, we will continue to incur gains or losses on amounts invested. Gains on the sale of our interest in gTLDs applications are recognized when realized, while losses are recognized when deemed probable. Upon the delegation of operator rights for each gTLD by ICANN, gTLD application fees and other acquisition-related costs are reclassified as finite‑lived intangible assets and amortized on a straight‑line basis over their estimated useful life. We expense as incurred other costs incurred as part of this gTLD Initiative and not directly attributable to the acquisition of gTLD operator rights.

Our cost of revenue, which is the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue. With the recent revenue growth coming from the sales of our higher margin Registry services business and the realization of pricing optimization initiatives launched in early 2016, our cost of revenue as a percentage of revenue has decreased for the three months ended March 31, 2017 compared to the same period in 2016.

Our marketing expense has grown in recent years as we have promoted our Name.com retail registrar and the New gTLD Program. Marketing activity primarily flows through our sales and marketing expense line item. Although to the extent that our registry offers performance incentive rebates or other business incentives to our partners, those incentives are recognized as a reduction to revenue.

Over the long term, we expect our overall revenue and margin to increase as the Registry services business becomes a larger contributor to our overall revenue mix. In addition, we are driving initiatives in the area of price optimization and other operating cost reduction programs that we believe will further expand our direct profit in the Registrar services business.

Key Operating Metrics

We review a number of business metrics, including the following key metrics, to evaluate our Registry and Registrar services business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions.

We believe the following measures are the primary indicators of our performance:

•	Domain: We define a domain as an individual domain name registered by a third-party customer on Rightside’s registry or registrar platforms for which Rightside has begun to recognize revenue.
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

Registry Services Metrics

The following table sets forth performance highlights of key business metrics for our Registry services for the periods presented (in thousands, except for per domain and percentage data):

	Three Months Ended
	March 31,
	2017	2016	Change
End of period domains	590	470	25.5%
Average revenue per domain	$22.01	$24.23	-9.2%

Renewal Rate

The final Registry services renewal rate for the fourth quarter 2016 was 59.4% compared with 52.6% for the same quarter in 2015. Renewal rates are not fully measurable until 45 days after the end of the quarter.

Average Revenue per Domain

The average revenue per domain for the three months ended March 31, 2017 decreased 9.2% to $22.01 from $24.23 in 2016. The decrease was primarily due to an increasing mix of promotional units.

Registrar Services Metrics

The following table sets forth performance highlights of key business metrics for our Registrar services for the periods presented (in millions, except for per domain and percentage data):

	Three Months Ended
	March 31,
	2017	2016	Change
End of period domains	1.9	1.8	5.6%
Average revenue per domain	$15.55	$15.39	1.0%
Renewal rate	68.6%	71.8%

Renewal Rate

The renewal rate for the three months ended March 31, 2017 was 68.6% compared to 71.8% in 2016. The decrease was primarily driven by an increasing mix of year 1 registrations and promotional units which have a lower renewal rate.

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

Sales and Marketing

Sales and marketing consists primarily of sales and marketing personnel-related costs (including stock-based compensation expense), sales support, advertising, marketing and general promotional expenditures. We anticipate that our sales and marketing expenses will decline in the near term as a percent of revenue as we realize the benefits of restructuring after the eNom Divestiture.

Technology and Development

Technology and development consists primarily of costs associated with creation, development and distribution of our products and websites. These expenses primarily consist of personnel-related costs (including stock-based compensation expense) associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in future headcount and global infrastructure footprint. We anticipate that our technology and development expenses will decline in the latter half of 2017 as a percent of revenue as we continue restructuring after the eNom Divestiture.

General and Administrative

General and administrative consists primarily of personnel-related costs (including stock-based compensation expense) from our executive, legal, finance, human resources and information technology organizations and facilities‑related expenditures, as well as third-party professional fees, and insurance expenses. Professional fees are largely comprised of outside legal, audit and information technology consulting. We anticipate that our general and administrative expenses will decline in the latter half of 2017 as a percent of revenue as we continue restructuring after the eNom Divestiture.

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

Interest Expense

Interest expense consists primarily of interest expense on our credit facilities. Interest expense includes amortization of deferred financing costs and debt discount. We expect our interest expense to be nominal in the near term, as we fully paid off all debt during the first quarter 2017.

Other (Income) Expense, Net

Other (income) expense, net, consists primarily of transaction gains and losses on foreign currency‑denominated assets and liabilities and interest income.

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

During the three months ended March 31, 2017, there were no significant changes to our critical accounting policies and estimates. Please refer to the critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017.

Recent Accounting Pronouncements

Please refer to Note 2—Summary of Significant Accounting Policies and Accounting Pronouncements within the accompanying unaudited condensed consolidated interim financial statements for information on our recently adopted accounting guidance and accounting guidance not yet adopted.

Discontinued Operations

On January 20, 2017, we completed the eNom Divestiture. eNom’s wholesale and retail registrar provided infrastructure services that enabled a network of active resellers to offer domain name registration services and related value-added services to their customers. This revenue was previously included as part of the Registrar services revenue line item. Additionally, revenue and cost of revenue from NameJet related to eNom were included as part of the divestiture. This revenue was previously included as part of the Aftermarket and other services revenue line item.

Only those costs and expenses directly attributable to the eNom business were included in the results of discontinued operations. Additionally, transaction costs associated with the eNom Divestiture were included in the results of discontinued operations. Corporate overhead allocations were not included in discontinued operations.

The eNom Divestiture met the criteria of a “discontinued operation” as defined by ASC 205-20. eNom’s assets and liabilities are classified as discontinued operations in the Company’s balance sheet for all periods presented and eNom’s results of operations and gain on sale, net of income taxes, of $75.4 million are included in income from discontinued operations for all periods presented. The eNom Divestiture resulted in a loss for tax purposes since Rightside’s tax basis in its eNom stock exceeded the proceeds from the sale, and as such, there was no tax on the sale.

The following table sets forth our results of discontinued operations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue	$7,798	$38,975
Cost of revenue (excluding depreciation and amortization)	6,909	31,838
Sales and marketing	196	527
Technology and development	655	2,747
General and administrative	82	273
Depreciation and amortization	174	868
(Loss) income from discontinued operations before income tax	(218)	2,722
Income tax expense	39	1,577
(Loss) income from discontinued operations, net of income tax	$(257)	$1,145
Gain on sale	75,640	—
Income from discontinued operations	$75,383	$1,145

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

	Three Months Ended
	March 31,
	2017	2016
Revenue	$14,426	$16,606
Cost of revenue (excluding depreciation and amortization)	8,480	10,539
Sales and marketing	1,897	2,111
Technology and development	2,372	3,137
General and administrative	4,572	4,652
Depreciation and amortization	2,537	3,178
(Gain) loss on other assets, net	(120)	1
Interest expense	124	1,235
Other income, net	(51)	(50)
Loss from continuing operations before income tax	(5,385)	(8,197)
Income tax expense (benefit)	247	(1,945)
Loss from continuing operations	$(5,632)	$(6,252)

The following table presents our stock‑based compensation expense included in the above line items (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$(4)	$10
Sales and marketing	128	152
Technology and development	134	186
General and administrative	1,204	886
Total stock-based compensation expense	$1,462	$1,234

The following table presents our depreciation and amortization by expense classification (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$1,740	$1,870
Sales and marketing	53	320
Technology and development	388	674
General and administrative	356	314
Total depreciation and amortization	$2,537	$3,178

Revenue

Revenue by service line was as follows (in thousands, except percentage data):

	Three Months Ended
	March 31,
	2017	2016	Change
Registrar services	$7,259	$7,038	3%
Registry services	3,176	2,639	20
Aftermarket and other	4,348	7,275	(40)
Eliminations	(357)	(346)	3
Total revenue	$14,426	$16,606	(13)%

Amounts in the Eliminations line reflect the elimination of intercompany charges between our Registrar and Registry services businesses.

Registrar Services

Registrar services revenue for the three months ended March 31, 2017, increased by $0.3 million, or 3%, to $7.3 million compared to $7.0 million in 2016. The increase was primarily driven by our pricing optimization initiatives and improved merchandizing of our value-added services.

Registry Services

Registry services revenue for the three months ended March 31, 2017, increased by $0.6 million, or 20%, to $3.2 million from $2.6 million in 2016. The increase was primarily driven by a growing base of domains registered on our owned and operated gTLDs, as end of period domains increased 26% to 590,000 from 470,000 as of March 31, 2016.

Aftermarket and Other

Aftermarket and other revenue for the three months ended March 31, 2017, decreased by $3.0 million, or 40%, to $4.3 million compared to $7.3 million in 2016. The decrease is primarily driven by challenges in the lower margin third party syndication business.

Cost and Expenses

Costs and expenses were as follows (in thousands, except percentage data):

	Three Months Ended
	March 31,
	2017	2016	Change
Cost of revenue (excluding depreciation and amortization)	$8,480	$10,539	(20)%
Sales and marketing	1,897	2,111	(10)
Technology and development	2,372	3,137	(24)
General and administrative	4,572	4,652	(2)
Depreciation and amortization	2,537	3,178	(20)
(Gain) loss on other assets, net	(120)	1	*
Interest expense	124	1,235	(90)
Other income, net	(51)	(50)	2
Income tax expense (benefit)	247	(1,945)	(113)
_______________________

* Represents percentage variances that are not meaningful.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2017, decreased by $2.0 million, or 20%, to $8.5 million compared to $10.5 million in 2016. The decrease was primarily due to a decline in revenue sharing costs paid to our domain name monetization customers.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2017, decreased by $0.2 million, or 10%, to $1.9 million compared to $2.1 million in 2016. The decrease was primarily due to a decrease in marketing activities as we shifted to channel rebate programs. These rebates are net against revenue rather than accounted for as sales and marketing expense.

Technology and Development

Technology and development expenses for the three months ended March 31, 2017, decreased by $0.7 million, or 24%, to $2.4 million compared to $3.1 million in 2016. The decrease was primarily due to a reduction of $0.5 million in infrastructure and technology costs to support our service platforms and a decrease of $0.3 million in personnel-related costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017, decreased by $0.1 million, or 2%, to $4.6 million compared to $4.7 million in 2016. The decrease was primarily due to a decrease of $0.4 million in personnel-related costs and professional fees, partially offset by an increase of $0.3 million in stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2017, decreased by $0.7 million, or 20%, to $2.5 million compared to $3.2 million in 2016.The decrease was primarily due to a decrease in amortization expense as intangible assets reached the end of their useful lives, as well as a decrease in depreciation expense as we purchased less property and equipment.

(Gain) Loss on Other Assets, Net

Gain on other assets, net for the three months ended March 31, 2017 was $0.1 million compared to a loss on other assets, net of $1,000 in 2016. The change was due to payments received in exchange for the withdrawals of our interest in certain gTLD applications as well as lower costs incurred related to gTLD activity.

Interest Expense

Interest expense for the three months ended March 31, 2017 was $0.1 million and $1.2 million in 2016. Interest expense consisted of cash interest paid and amortization of deferred financing costs and debt discount for our SVB Credit Facility. The decrease in interest expense was due to the full repayment and extinguishment of our term loan credit facility with Tennenbaum Capital Partners LLC in November 2016.

Income Tax Benefit

The effective tax rate was (4.6)% and 23.7% for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate differs from the statutory rate primarily as a result of state taxes and the impact of the amortization of indefinite lived assets on our valuation allowance. Income tax expense was $0.2 million and income tax benefit was $1.9 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in tax benefit was primarily due to state taxes and the impact of the amortization of indefinitely lived assets on our valuation allowance.

Non-GAAP Financial Measures

To supplement our financial results presented in GAAP, we use Adjusted EBITDA from continuing operations, a non-GAAP financial measure, to evaluate our business. We define Adjusted EBITDA from continuing operations as net income (loss) from continuing operations adjusted for interest, income taxes, depreciation and amortization, stock-based compensation, and certain gains, losses, and expenses that we do not believe are indicative of ongoing core business operating results.

We believe that Adjusted EBITDA from continuing operations is helpful in understanding our financial performance and potential future results. These are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read in conjunction with the financial statements prepared in accordance with GAAP.  Adjusted EBITDA from continuing operations may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and do not reflect a comprehensive system of accounting.  We use Adjusted EBITDA from continuing operations internally to understand, manage, and evaluate our business and make operating decisions. In addition, we believe that the presentation of Adjusted EBITDA from continuing operations is useful to investors because they enhance the ability of investors to compare our results from period to period and allows for greater transparency with respect to key financial metrics we use in making operating decisions.

The following is a reconciliation of loss from continuing operations to Adjusted EBITDA from continuing operations (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Loss from continuing operations	$(5,632)	$(6,252)
Add (deduct):
Income tax expense (benefit)	247	(1,945)
(Gain) loss on other assets, net	(120)	1
Interest expense	124	1,235
Depreciation and amortization	2,537	3,178
Stock-based compensation expense	1,462	1,234
Acquisition and realignment costs	437	314
Adjusted EBITDA from continuing operations	$(945)	$(2,235)

Adjusted EBITDA from continuing operations improved $1.3 million, to $(0.9) million in the three months ended March 31, 2017, compared to $(2.2) million in 2016. The improvement was primarily driven by a decrease of $0.6 million in personnel-related costs and a decrease of $0.5 million in infrastructure and technology costs to support our service platforms.

Liquidity and Capital Resources

Historically, we have principally financed our operations from net cash provided by our operating activities. Our cash flows from operating activities are significantly affected by our cash based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of revenue, technology and development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, significantly impacted by our ongoing investments in our platform, company infrastructure, equipment and our investments in gTLD applications. Our capital expenditures and investments in gTLDs have to date been funded by cash flows from operations, as well as proceeds from our credit facility. In January 2017, in connection with the eNom Divestiture, we received net proceeds from the sale of approximately $72 million after payment of deal-related expenses.

As of March 31, 2017, our principal sources of liquidity were our cash, cash equivalents and available-for-sale investments totaling approximately $83.0 million along with our $15.0 million revolving credit facility.

In February 2017, we announced that our board of directors authorized a stock repurchase program of up to $50 million of our outstanding common stock, effective immediately. The stock repurchase program will be in place for up to 24 months. During the three months ended March 31, 2017, we repurchased 173,840 shares for $1.6 million. The timing and amount of repurchases will depend upon several factors, including market and business conditions, the trading price of our common stock, the nature of other investment opportunities and other factors.

In March 2017, we began a program to invest excess cash in a managed portfolio of investment-grade, fixed income securities. The objectives of our investment program are to preserve principal, maintain liquidity that is sufficient to meet cash flow requirements and maximize total return. As of March 31, 2017, we had invested $13.0 million in fixed maturities available-for-sale securities. Additionally, we invested approximately $32.0 million in highly liquid investments included in cash and cash equivalents on the balance sheets.

In connection with the Stock Purchase Agreement related to the eNom Divestiture, we are required to maintain unrestricted cash and cash equivalents of at least $8.35 million until September 20, 2017. This required amount will then be reduced to $6.35 million until January 20, 2018, and further reduced to $5.35 million until April 20, 2018, subject to certain conditions set forth in the stock purchase agreement.

On January 20, 2017, we fully paid off and extinguished the outstanding principal balance of $12.8 million of our SVB Credit Facility and entered into a Limited Consent and Amendment No. 4 to Credit Agreement with Silicon Valley Bank to release eNom as a party to the SVB Credit Facility in connection with the eNom Divestiture. In addition, the availability period for revolving loans under our credit facility is currently suspended until we satisfy certain conditions, including delivery of financial projections after giving effect to the eNom Divestiture. During this period of suspension, we are not required to comply with certain liquidity financial covenants under our credit facility until the availability period for our revolving loan is reinstated. For more information, see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” in our Annual Report on Form 10-K which was filed with the SEC on March 15, 2017.

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

Historical Cash Flow Trends

The following table sets forth our major sources and (uses) of cash for each period as set forth below (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net cash used in operating activities from continuing operations	$(3,606)	$(1,619)
Net cash (used in) provided by investing activities from continuing operations	(13,047)	2,576
Net cash used in financing activities from continuing operations	(15,697)	(954)

Cash Flows from Operating Activities from Continuing Operations

Our primary source of cash from operating activities consists of cash collections from our customers. Our primary uses of cash from operating activities consist of domain registration costs paid to registries, personnel-related costs, discretionary marketing and advertising costs, and technology and development costs.

Net cash used in operating activities from continuing operations was $3.6 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively. The activity that comprised our net cash used in operating activities is described below.

Our loss from continuing operations for the three months ended March 31, 2017, was $5.6 million, which included non-cash charges of $4.1 million such as depreciation and amortization, stock-based compensation expense, and deferred taxes. In addition, changes in our working capital resulted in a $2.0 million reduction in cash, inclusive of a $0.4 million receivable from Tucows related to the transition services agreement.

Cash Flows from Investing Activities from Continuing Operations

Our investing activities primarily consist of strategic acquisitions of gTLDs, purchases of investments, purchases of intangible assets and purchases of property and equipment to support the overall growth in our business.

Net cash (used in) provided by investing activities from continuing operations was $(13.0) million for the three months ended March 31, 2017, compared to $2.6 million for the three months ended March 31, 2016. The activity that comprised our net cash (used in) provided by investing activities is described below.

During the three months ended March 31, 2017, we received returns of deposits of $0.3 million for investments in gTLD applications in pursuit of our ownership of certain gTLD operator rights. These proceeds were partially offset by purchases of $13.0 million of available-for-sale fixed maturities and $0.4 million of property and equipment.

Cash Flows from Financing Activities from Continuing Operations

Our financing activities primarily consist of the repayment of the revolving credit facility, stock repurchase activity and restricted stock unit activity.

Net cash used in financing activities from continuing operations increased $14.7 million, to $15.7 million for the three months ended March 31, 2017, from $1.0 million for the three months ended March 31, 2016. The increase in net cash used in financing activities was primarily due to the full repayment of our revolving credit facility with Silicon Valley Bank of $12.8 million, the repurchase and retirement of shares as a result of the stock repurchase program of $1.6 million and an increase in the principal payments on the capital lease obligation of $0.7 million due to the full repayment of our capital lease obligation.

Off‑Balance Sheet Arrangements

As of March 31, 2017, we were not a party to any off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

On January 20, 2017, we entered into a sublease agreement with eNom in connection with the eNom Divestiture for approximately 20,500 square feet of our headquarters in Kirkland, Washington.

There were no other material changes outside the ordinary course of business to any contractual obligations disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report on Form 10-K filed with the SEC on March 15, 2017.

Litigation

From time to time, we are party to various litigation matters incidental to the conduct of our business.  There is no pending or threatened legal proceeding to which we are a party that, in our belief, could have a material adverse effect on our future financial results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and concentration of credit risk. To reduce and manage these risks, we assess the financial condition of our large registrar resellers and other large customers when we enter into or amend agreements with them and we limit credit risk by collecting in advance when possible and setting and adjusting credit limits where we deem appropriate. In addition, our recent investment strategy has been to invest in high credit quality financial instruments, which are highly liquid, are readily convertible into cash and that mature within three to six months from the date of purchase.

Interest Rate Risk

On January 20, 2017, we fully paid off all outstanding debt and expect interest rate risk to be nominal.

We had cash and cash equivalents of $69.9 million as of March 31, 2017. Our cash and cash equivalents are held in operating accounts and money market funds for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.

We maintain an available-for-sale investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed maturities securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. A sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed maturities investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio.

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

Concentrations of Credit Risk

As of March 31, 2017, our cash and cash equivalents were maintained with one major U.S. financial institution and two foreign banks. We also maintained cash balances with three internet payment processors. Deposits with these institutions at times exceed the federally insured limits, which potentially subject us to concentration of credit risk. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at a reasonable level of assurance.

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

Prior to the launch of the New gTLD Program, there were over 20 gTLD registries and over 290 ccTLD registries. We face competition in the registry services space from other established and more experienced operators in these service offerings, including other gTLD and ccTLD registries, as well as new entrants into the domain name services industry, some of which have greater financial, marketing and other resources. In particular, we face direct competition with other new gTLD registries offering gTLDs similar to our offerings. For example, our .DENTIST domain names compete directly with another registry’s .DENTAL domain names.

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

As a domain name registrar, we regularly become involved in disputes over registration of domain names and we may become involved in similar disputes with our registry services business. Most of these disputes arise as a result of a third-party registering a domain name that is identical or similar to another party’s trademark or the name of a living person. These disputes are typically resolved through the Uniform Domain‑Name Dispute‑Resolution Policy (the “UDRP”) or the Uniform Rapid Suspension System (the “URS”), ICANN’s administrative processes for domain name dispute resolution, or less frequently through litigation under the Anticybersquatting Consumer Protection Act (“ACPA”) or under general theories of trademark infringement or dilution. Therefore, we may face an increased volume of domain name registration disputes in the future as the overall number of registered domain names increases.

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

In addition, our personnel, systems, procedures and controls may be inadequate to support our current and future operations. The improvements required to manage our growth may require us to make significant expenditures, expand, train and manage our employee base and allocate valuable management resources. If we fail to effectively manage our growth, our operating performance will suffer and we may lose our customers and key personnel.

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

We have in the past found and may in the future find it advisable to take measures to streamline operations and reduce expenses, including, without limitation, reducing our workforce or discontinuing or divesting products or businesses. For example, we effected a reduction in force in connection with the eNom Divestiture resulting in pre-tax restructuring costs of approximately $0.2 million for employee termination benefits and related costs, and approximately $0.2 million in other pre-tax restructuring charges. We may also incur liabilities from these measures, including liabilities from termination or assignment of contracts, potential failure to meet obligations due to loss of employees or resources, and resulting litigation. Such effects from restructuring and streamlining could have a materially negative impact on our business, financial condition and financial results.

There can be no assurances that we will be successful in investing the proceeds of the eNom Divestiture.

We received approximately $77.7 million in cash from the eNom Divestiture. We are evaluating future investment opportunities and uses for our cash. We may in the future elect to acquire another entity or invest the net proceeds from the eNom Divestiture in such manner as is determined by our board of directors and management.  We will incur operating expenses, resulting from overhead and professional fees, while we are searching for appropriate opportunities to invest the proceeds of the eNom Divestiture. In February 2017, we announced a share repurchase program to repurchase up to $50 million of our outstanding common stock through February 2019. As of March 31, 2017, we repurchased a total of 173,840 shares at a cost of $1.6 million, including fees paid to our broker. There is no obligation to repurchase any specific number of shares or any specific dollar amount. These uses of proceeds could impair the Company’s future financial growth. We may not be successful in these investments or any other use of proceeds that our board of directors may determine.

Our cash investments are subject to numerous risks.

We may invest our excess cash in money market instruments, money market funds, or fixed income securities, such as U.S. government securities, corporate bonds or asset-backed securities. All securities are subject to risk, including fluctuations in interest rates, credit risk, market risk and systemic economic risk.  Changes or movements in any of these risk factors may result in a loss or impairment to our invested cash and may have a material effect on our consolidated results of operations and financial position.

The historical financial information presented in this quarterly report may not be a reliable indicator of our future results.

The historical financial data that we have included in this quarterly report may not necessarily reflect what our financial position, results of operations or cash flows will be in the future, even taking into account that our historical eNom registrar business is reported in this quarterly report as discontinued operations. The historical financial statements included in this quarterly report were prepared on the basis of assumptions derived from available information that we believed to be reasonable. However, these assumptions may change or may be incorrect, and actual results may significantly differ. Significant changes have and will continue to occur in our cost structure, financing and business operations following the eNom Divestiture.

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

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions such as proxy contests, financial or operational restructuring, or sales of assets or the entire company. We have recently seen some investors increase their ownership positions in our common stock and initiate communications with us. For example, J. Carlo Cannell, the managing member of Cannell Capital LLC and the general partner of Tonga Partners, L.P. (collectively, “Cannell”), which in its most recent amended Schedule 13D reported ownership of approximately 8.69% of our common stock, notified us in March 2017 that it may nominate its own slate of three nominees to stand for election as directors. In April 2017, Cannell filed an amended Schedule 13D announcing its intent to vote “No” on the director nominees recommended by our board of directors, and in May 2017, Cannell filed an amended Schedule 13D noting that it did not intend to, and did not reserve the right to engage in, a control transaction or any contested solicitation for the election of directors. In addition, Cannell has engaged in discussions with our management, our board of directors and others, and publicly filed communications relating to strategic and operational opportunities for us, including other discussions regarding potential director candidates for director elections.

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

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Due to the limitation associated with deferred tax liabilities from tax deductible goodwill, we have deferred tax assets in excess of deferred tax liabilities before application of a valuation allowance for the current period. As we have insufficient history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance. Accordingly, we have established a full valuation allowance against our deferred tax assets.

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

As of March 31, 2017, we had $70.9 million of goodwill, representing approximately 31% of our total assets as of such date. In accordance with GAAP, we conduct an impairment analysis of our goodwill annually and at such other times when events or changes in circumstances occur, which would indicate potential impairment. Significant and sustained declines in our stock price and market capitalization relative to our book value or our inability to generate sufficient revenue or cash flows may result in us having to take impairment charges against goodwill. If we determine significant impairment of our goodwill, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers

Purchases of common stock made by or on behalf of the Company during the quarter ended March 31, 2017 was as follows (in thousands, except for per share amounts):

Maximum Number
of Shares (or Approximate
			Total Number of	Dollar Value) that may
	Total Number	Average	Shares Purchased	yet be Purchased
	of Shares	Price Paid	as Part of Publicly	Under Publicly
	Purchased	Per Share	Announced Program	Announced Program
Period:
January 1, 2017 — January 31, 2017	—	$—	—	$—
February 1, 2017 — February 28, 2017	—	—	—	—
March 1, 2017 — March 31, 2017	174	9.32	174	48,380
Total	174	$9.32	174	$48,380

In February 2017, we announced that our board of directors authorized a stock repurchase program of up to $50 million of our outstanding common stock, effective immediately. The stock repurchase program will be in place for up to 24 months. Under the stock repurchase program, repurchases may be made from time to time in the open market. The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The repurchase program may be limited, suspended or discontinued at any time without prior notice.

During the three months ended March 31, 2017, we repurchased 173,840 shares for $1.6 million. The timing and amount of repurchases will depend upon several factors, including market and business conditions, the trading price of our common stock, the nature of other investment opportunities and other factors. Numerous factors could affect the timing and amount of any future repurchases under the stock repurchase program, including capital levels, our share price, potential opportunities for growth and acquisitions or other priorities for capital use.

Item 6.  Exhibits

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

RIGHTSIDE GROUP, LTD.

Date: May 9, 2017	By	/s/ Taryn J. Naidu
Taryn J. Naidu
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Tracy Knox
Tracy Knox
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Purchase Agreement between Rightside Group, Ltd., eNom, Incorporated, Tucows Inc. and Tucows (Emerald), LLC dated January 20, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017 (File No. 001-36262)).

10.1

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